Form 10-K405
period 1996-12-31
EARTHLINK NETWORK INC
filed 1997-03-31
CIK 1015580

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  FISCAL YEAR ENDED DECEMBER 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM       TO

                       Commission file number 000-20799

                            EARTHLINK NETWORK, INC.
               (Exact name of Registrant as specified in its charter)


          Delaware                                 95-4481766
   (State of Incorporation)           (I.R.S. Employer Identification Number)

             3100 New York Drive, Pasadena, California 91107
        (Address of principal executive offices, including zip code)

                          (818) 296-2400
          (Registrant's telephone, including area code)

                          ----------------

    Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
                          -----------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

    The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 14, 1997 was $43,765,357. There were 9,675,510 shares of Common Stock outstanding as of March 14, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 1997 are incorporated by reference in Part III hereof.

                      EARTHLINK NETWORK, INC.
                     Annual Report on Form 10-K
                For the Fiscal Year Ended December 31, 1996

                             TABLE OF CONTENTS

                                  PART I

Item 1.   Business....................................   1

Item 2.   Properties..................................   8

Item 3.   Legal Proceedings...........................   9

Item 4.   Submission of Matters to a vote of
            Security-Holders..........................   9

                                  Part II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters...............   10

Item 6.   Selected Financial Data.....................   10

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Result of
            Operations................................   11

Item 8.   Financial Statements and Supplementary
            Data......................................    17

Item 9.   Changes in and Disagreements with
           Accountants on Accounting and Financial
           Disclosure.................................    17

                              Part III

Item 10.  Directors and Executive Officers of the
           Registrant.................................    18

Item 11.  Executive Compensation......................    18

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management.....................    18

Item 13.  Certain Relationships and Related
            Transactions..............................    18

                                 Part IV

Item 14.  Exhibits, Financial Statements and Reports
           on Form 8-K................................    19

SIGNATURES............................................    23

INDEX OF FINANCIAL STATEMENTS.........................   F-1

EXHIBIT INDEX.........................................   E-1

    This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual events and results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.
                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    EarthLink Network, Inc. ("EarthLink" or the "Company") is an Internet service provider ("ISP") that was formed to help users derive meaningful benefits from the extensive resources of the Internet. The Company focuses on providing access, information, assistance and services to its customers to encourage their introduction to the Internet and to help them have a satisfying user experience. The Company was incorporated in 1994 as a California corporation and was reincorporated in 1996 under the laws of Delaware.

    The Company provides its services through its EarthLink Network TotalAccess software package, which is designed to simplify access to the Internet through an online registration feature and a "point and click" graphical user interface. This software permits users to browse the Internet through use of Netscape Navigator or Microsoft Explorer (one or the other of which is included in each copy of TotalAccess), or any other third-party browser that a customer may wish to use. The Company also provides useful information to its users through its extensive World Wide Web site. On this site, a user can find technical assistance information, an on-line newsletter, links to numerous popular categories of information and entertainment and many other items and services designed to enhance users' satisfaction with their Internet experience. In addition, the Company provides a bi-monthly printed newsletter to its customers, a booklet entitled "Getting the Most Out of EarthLink" and 24 hour customer and technical support.

    The Company markets its services through print advertisements, an affinity marketing program, a customer referral program and other marketing activities. Its affinity marketing programs include relationships with, among others, prominent print publication, software and hardware companies. Customer referrals have also been an important source of new customers, and the Company provides economic incentives to its customers to encourage referrals.

    EarthLink also offers business services, including business Web sites, high-speed ISDN communications capability and frame relay connectivity. In addition, the Company offers consumer services such as multiplayer Internet games and the EarthLink online store.

STRATEGY

    The principal components of EarthLink's growth strategy are as follows:

    RAPIDLY EXPAND ITS CUSTOMER BASE. EarthLink believes that a key to success in the competitive ISP market is to expand its customer base as rapidly as possible to establish a significant revenue base, thereby enhancing its ability to enter into favorable arrangements with affinity marketing partners and providers of content, network access and software enhancements. The Company plans to devote significant effort and financial resources on sales and marketing. The Company also plans to continue print advertising in major computer magazines, expand its radio advertising program, seek to expand its affinity marketing program, maintain a presence at national, regional and local trade shows and continue to offer economic incentives to customers who refer new customers.

    RETAIN THE COMPANY'S EXISTING CUSTOMERS. The sales, marketing and other costs to the Company of acquiring new customers are substantial relative to the monthly fee derived from such customers. Accordingly, the Company believes that its long-term success largely depends on maintaining customer satisfaction with its services. EarthLink plans to devote significant resources to enhancing its network operations capability, its World Wide Web site and its service offerings. In addition, the Company will continue to expand its technical support staff and enhance the staff's effectiveness by implementing a new call center and providing software tools that can assist the staff in identifying and solving customer problems.

    DEVELOP ADDITIONAL SERVICE OFFERINGS. EarthLink recognizes that the introduction of additional service offerings can serve not only to expand and maintain its customer base, but also, in certain instances, to enhance revenues. Accordingly, the Company has introduced a variety of services for business consumers, including business Web sites, high-speed ISDN communications capability and frame relay connections, each of which involve a monthly service charge plus set-up fees. The Company also plans to expand its service offerings for consumers, including personalized start pages, chat and multiplayer Internet games.

    FOCUS ON CUSTOMER NEEDS. EarthLink seeks to help its customers derive meaningful benefits from the extensive resources of the Internet. In order to maintain its focus on customer needs, the Company has leveraged the infrastructure and software development efforts of others by leasing POP capacity from UUNET Technologies, Inc. ("UUNET") and PSINet, Inc. ("PSINet") and licensing software from software developers. The Company believes that this approach gives it flexibility to rapidly expand its service coverage without the need for substantial capital expenditures. The Company will continue to pursue this strategy so that, in addition to its sales and marketing efforts, it can devote its principal resources to improving its customers' experience with the Internet.

EARTHLINK'S SERVICES

    EarthLink provides a variety of competitively-priced Internet services to consumer and business customers. The Company makes these services available through its EarthLink Network TotalAccess software package. This software incorporates a telephone dialer and email functionality with several leading third-party Internet access tools, including either Netscape Navigator or Microsoft Explorer, thereby providing a functional, easy-to-use Internet access solution for Windows 3.1, Windows 95 and Macintosh platforms. EarthLink Network TotalAccess installation software automatically installs these and other software applications on the customer's computer. The simple point-and-click functionality of EarthLink Network TotalAccess, combined with its easy-to-use registration module, permits online credit card registration, allowing new EarthLink customers to quickly access the Internet.

    The prices quoted below are subject to change.

    STANDARD EARTHLINK NETWORK INTERNET SERVICES. EarthLink provides its customers with a core set of features through its standard Internet service, which provides unlimited access to the Internet as well as the other features and services for a flat monthly fee of $19.95 and a one-time setup fee of $25. The following functionalities are included in the standard EarthLink service:

    INTERNET ACCESS. EarthLink provides customers with direct high-speed access to the Internet and the World Wide Web in a manner that is designed to be reliable and easy to use.

    EARTHLINK NETWORK WEB SITE. EarthLink has developed and maintains its own Web site containing EarthLink content and links to third-party content. EarthLink's in-house staff actively seeks out interesting content from across the World Wide Web and categorizes it into subject areas of interest organized on the EarthLink Web site under topics such as "What's Hot," "Hollywood," "News," "Finance" and "Games." The Company's Web site provides a road map to volumes of information and services available on the Internet. A user can browse the site and click on topics of interest in order to link to desired information. In addition, through search engines and the embedded functionality of Netscape Navigator or Microsoft Explorer, a user can conduct customized searches for other topics.

    EMAIL. Each customer is provided a mailbox, or address, from which to send and receive email. Email functionality allows customers to exchange an unlimited number of multimedia text, graphics, audio and video messages with other EarthLink customers as well as with non-EarthLink Internet users.

    PERSONAL WEB SITES. Each EarthLink customer is provided two megabytes of disk space on the Company's Web server to create his or her own Web home page. This enables each customer to participate in the Internet community by personally adding content to the World Wide Web.

    PUBLICATIONS. EarthLink publishes bLink, a bi-monthly newsletter, which it mails to each of its customers. Through this publication, the Company provides its customers with useful information, such as tips on how to search for certain categories of information on the Internet and information regarding new EarthLink service offerings, new Internet sites and other items of interest. This publication is also available as an online feature, updated daily, on the EarthLink home page. Additionally, the Company's founder, Sky Dayton, has authored and published a booklet entitled "Getting the Most Out of EarthLink," which the Company provides its new customers subscribing through dial-up sales and provides to all other customers upon request.

    CHAT. Chat enables customers to "talk" with one another in typed text in real time, one-on-one or in groups known as chat rooms.

    PREMIUM EARTHLINK NETWORK SERVICES. In addition to its standard service, the Company offers a variety of premium services, including the following:

    BUSINESS WEB SITES. The Company provides space on its Web server for commercial customers to publish their own Web pages. Monthly fees for business Web sites range from $89 to $439, plus one-time setup fees of $179 to $479, depending on the size of the site and whether the site is a shared or unique address. Each option is also available with an audio feature for an additional charge. Additional charges, based on the volume of users accessing a site, may apply.

    ISDN CAPABILITY. EarthLink offers high-speed ISDN Internet access communication lines on a nationwide basis. ISDN provides a faster, more efficient method for communicating digital data over telephone lines. ISDN speeds are significantly faster than conventional modem speeds (up to 128 Kbps versus up to the current maximum of 33.6 Kbps). The monthly ISDN service charge is $35 for the first 100 channel hours and $1 for each additional channel hour. A one-time setup fee of $50 is also charged.

    FRAME RELAY CAPABILITY. Frame relay enables direct, high-speed continuous connection of an organization's internal local area network to the Internet using dedicated circuits at speeds ranging from 56 Kbps to 1,536 Kbps. This service enables businesses to connect an entire local area network or high-end workstation to the Internet and provides the fastest data transfer rate generally available. Frame relay service fees range from $335 to $1,675 per month depending on access speeds, data throughput and other data transfer metrics. One-time setup fees range from $495 to $1,995.

    MULTIPLAYER INTERNET GAMES. The Company recently introduced The Arena, a multiplayer Internet games service that allows EarthLink and non-EarthLink users to play multimedia games through the EarthLink Network for an hourly fee. The Company creates an incentive for non-EarthLink users to subscribe to EarthLink by charging them a slightly higher fee to participate in The Arena.

    SUPPLEMENTAL SERVICES. To augment its standard and premium services, the Company provides its customers with the following supplemental services:

    ADDITIONAL MAILBOXES. The Company provides additional mailboxes for a per mailbox setup fee of $9.95 and a monthly service fee of $4.95 for those customers who require more than one mailbox for colleagues, employees or family members.

    DOMAIN NAME REGISTRATION. EarthLink provides unique domain names for those customers who prefer an individualized address. Instead of "jsmith@earthlink.net," the user Joe Smith may prefer the name "joe@smith.com." Or a business user may find greater marketing presence by having a domain name in the name of his business, such as "jsmith@acme.com." EarthLink charges $75 to assist in establishing unique domain names for customers. Customers then pay an annual renewal fee to an Internet domain registration agency.

    800 SERVICE. EarthLink provides 800 number dial-up service for customers who do not have access to a local POP. EarthLink charges customers $24.95 per month for five hours of 800 number service plus a one-time setup fee of $25.00. Additional hours are $4.95 per hour.

TECHNICAL DEVELOPMENT AND SERVICE ENHANCEMENT

    EarthLink places significant emphasis on expanding and refining its services to enhance its customers' Internet experience. EarthLink's technical staff is engaged in a variety of technical development and service enhancement activities, including improvement of the functionality of the Company's EarthLink Network TotalAccess software and reviewing new third-party software products for potential incorporation into TotalAccess. EarthLink also regularly updates and expands the online services provided through the EarthLink Web site. These activities include organizing Web content and the development of online guides, help screens and other user services.

    The Company anticipates the near-term release of the following services:

    PERSONALIZED START PAGE. When customers "sign on" to EarthLink, they generally begin their Internet session at the EarthLink home page and proceed from there to the other sites and services of their choice. A "personalized start page," which the Company plans to introduce in early 1997, will allow customers to customize the page that first appears when they log on to the EarthLink Network. For example, a customer may include short-cuts to favorite Web sites, find advertisements targeted to the customer's interests automatically displayed, change the "look and feel" of the start page and otherwise tailor the start page to accommodate his or her personal preferences.

    PREMIUM SERVICE OFFERINGS. The Company is engaged in ongoing efforts to provide its customers with access to premium services, such as the Wall Street Journal online newspaper and the ESPN sports service. The Company intends to bundle these third-party premium services in packages and offer them to its customers at discounted rates. These services will be billed directly to the user's EarthLink account rather than separately by the provider of the premium services, and will not require EarthLink customers to establish separate user names and passwords to access the premium services.

    ONLINE COMMERCE. The Company recently opened the EarthLink online store, which offers EarthLink branded merchandise that online shoppers may purchase by placing an order through the EarthLink Network via an online credit card transaction. The Company intends to further develop its systems for offering electronic retail services by establishing an online mall through which it can "lease space" to businesses to advertise and sell their products and services.

MARKETING

    As of December 31, 1996, the Company marketed and sold its services through its sales and marketing department comprised of 113 employees. EarthLink's sales and marketing efforts consist of the following programs:

    ADVERTISING. The Company advertises its services in print media and on radio. Included in the advertisement is a toll-free 800 number to contact the Company's internal sales staff. When a potential customer calls the Company's sales staff, the customer is assigned a user name and password. Subsequently, the new customer is sent a copy of EarthLink Network TotalAccess, which the customer uses to log on to the Company's system.

    AFFINITY MARKETING PROGRAM. EarthLink's affinity marketing program promotes the Company through the distribution of the EarthLink Network TotalAccess software package by its affinity marketing partners. These partners typically bundle EarthLink Network TotalAccess disks with their own goods or services. Marketing partners include MacMillan Publishing USA, Activision, Inc., Micro Warehouse Incorporated, Adobe Systems, Inc., United Airlines, Inc., Iomega Corp., CompUSA, Inc. and Best Buy Co., Inc.

    A significant number of EarthLink's customers have been generated through its relationships with its affinity marketing partners, and the Company believes that its affinity marketing relationships will continue to account for a significant number of new customers. There can be no assurance, however, that the Company's current affinity marketing partners will continue to distribute the Company's software or will continue to generate new customers for the Company's services. The Company's inability to maintain its affinity marketing relationships or establish new affinity marketing relationships could result in delays and increased costs in expanding its customer base, which could, in turn, have a material adverse effect on the Company.

    CUSTOMER REFERRAL PROGRAM. The Company believes that one of its most important marketing tools is its existing customers. In order to encourage customers to refer other users, the Company currently waives one month of service fees per referred customer.

    OTHER MARKETING ACTIVITIES. EarthLink maintains a presence at national trade shows such as MacWorld and OnLine Expo, as well as local and regional trade shows. Additionally, the Company markets through computer, Internet and related publications, and bundles EarthLink Network TotalAccess with a few of these publications, either as disks that contain only the EarthLink Network TotalAccess software package or as CD-ROMs that may include numerous other software applications.

CUSTOMERS, POPS AND NETWORK INFRASTRUCTURE

    The Company presently provides its customers with Internet access primarily through UUNET's nationwide system of POPs. Substantially all of the Company's customers access the EarthLink Network and the Internet by dialing into local POPs. Of these, as of March 14, 1997, the Company owned 18 POP sites in California and offered additional access through 336 UUNET POPs and 225 PSINet POPs. Access to the UUNET and PSINet POPs is on a non-exclusive basis.

    For customers located in a geographic area not presently serviced by a local POP, the EarthLink Network can be accessed by a toll-free number for which the Company bills customers on an hourly usage basis. The Company's POP sites are connected to the Internet primarily through its network hub in Los Angeles. The Company's network hub is in turn connected directly to the Internet via leased high-speed fiber optic data lines. The Company is in the process of relocating its network hub from Los Angeles to Pasadena.

    The Company does not presently maintain redundant or backup Internet services or backbone facilities or other redundant computing and telecommunication facilities. Any accident, incident or system failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's ability to provide Internet services to its customers, and, in turn, on the Company.

CUSTOMER AND TECHNICAL SUPPORT

    The Company believes that reliable customer and technical support is critical to retaining existing and attracting new customers. The Company currently provides the following types of customer and technical support: (i) toll-free, live telephone assistance available seven days a week, 24 hours a day; (ii) email-based assistance available seven days a week, 24 hours a day;
(iii) help sites and Internet guide files on the EarthLink Web site; (iv) automated "fax back" and "fax on demand" assistance; and (v) printed reference material. Additionally, the Company provides dedicated support for its business customers.

    In order to continue to improve its support services and to deliver those services in a more timely and cost-effective manner, the Company is currently expanding its call center facilities and installing new call management database software. The Company has also installed new call center hardware and software.

    The Company's growth has placed, and is expected to continue to place, a significant strain on its managerial, operational, financial and information system resources. Demand on the Company's network infrastructure, technical staff and resources has grown rapidly with the Company's expanding customer base, and the Company has experienced difficulties satisfying the demand for its Internet services. There can be no assurance that the Company's infrastructure, information systems, technical staff and resources will be adequate to facilitate the Company's growth.

SUPPLIER RELATIONSHIPS

    The Company is dependent on certain third-party suppliers of hardware components. Certain components used by the Company in providing its network services are currently acquired from limited sources. The Company also depends on third-party software vendors to provide the Company with much of its Internet software, including Netscape Navigator and Microsoft Explorer, the World Wide Web browser software that the Company licenses from Netscape Communications Corporation ("Netscape") and Microsoft Corporation ("Microsoft"), respectively. Failure of the Company's suppliers to provide components and products in the quantities, at the quality levels or at the times required by the Company, or an inability by the Company to develop alternative sources of supply if required, could materially adversely affect the Company's ability to effectively support the growth of its customer base in a timely manner and result in delays in and increase its costs of expansion. Moreover, because Netscape Navigator and Microsoft Explorer are the two most widely used Web browsers, the failure of Netscape or Microsoft to continue to provide World Wide Web browser software to the Company could have a material adverse effect on the Company.

COMPETITION

    The Internet services market in which the Company operates is extremely competitive, and the Company expects competition in this market to intensify in the future. The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes (or in the future is expected to compete) directly or indirectly with the following categories of companies: (i) national and regional ISPs, such as BBN, IDT, MindSpring, NETCOM, PSINet and UUNET; (ii) established online services such as America Online, CompuServe, Prodigy and the Microsoft Network; (iii) computer software and technology companies such as Microsoft; (iv) national telecommunications companies, such as AT&T, MCI and Sprint; (v) regional Bell operating companies ("RBOCs"); (vi) cable operators, such as Comcast, TCI and Time Warner; and (vii) nonprofit or educational ISPs.

    The entry of new participants from these categories and the potential entry of competitors from other categories (such as computer hardware manufacturers) would result in substantially greater competition for the Company. The ability of these competitors or others to bundle services and products with Internet connectivity services could place the Company at a significant competitive disadvantage. In addition, competitors in the telecommunications industry may be able to provide customers with reduced communications costs in connection with their Internet access services, reducing the overall cost of Internet access and significantly increasing pricing pressures on the Company. Among other competitors who have recently introduced or enhanced their Internet offerings, AT&T has recently expanded its Internet services offerings. The Company believes that AT&T's expansion has substantially increased pricing pressure in the industry. In addition, certain of the Company's online competitors, including America Online, the Microsoft Network and Prodigy, have recently introduced unlimited access to the Internet and their proprietary content at flat rates that are equal to the Company's monthly flat rate, and do not require a set-up fee. Certain of the RBOCs have also introduced competitive flat-rate pricing for unlimited access (without a set-up fee for at least some period of time). As a result, competition for active users of Internet services has intensified. There can be no assurance that the Company will be able to offset the adverse effect on revenues of any necessary price reductions resulting from competitive pricing pressures by increasing the number of its customers, by generating higher revenue from enhanced services, by reducing costs or otherwise.

    The Company believes that its ability to compete successfully in the Internet services market depends on a number of factors, including market presence; the adequacy of the Company's customer and technical support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the Internet provided by the Company's services; the pricing policies of the Company, its competitors and its suppliers; the timing of introductions of new services by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

PROPRIETARY RIGHTS

    GENERAL. The Company believes that its success is dependent in part on its technology and its continuing right to use such technology. The Company relies on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. It is the Company's policy to require employees and consultants and, when possible, suppliers to execute confidentiality agreements upon the commencement of their relationships with the Company. There can be no assurance that the steps taken by the Company will be sufficient to prevent misappropriation of its technology and other proprietary property or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    There can be no assurance that third parties will not assert that EarthLink's services infringe their proprietary rights. From time to time, the Company has received communications from third parties alleging that certain of the names or marks for the Company's services infringe the trademarks of such third parties. To date, no such claims have had an adverse effect on the Company's ability to market and sell its services. However, there can be no assurance that those claims will not have an adverse effect in the future or that other parties will not assert infringement claims against the Company in the future with respect to current or future services. Such claims could result in substantial costs and diversion of resources even if ultimately decided in favor of the Company and could have a material adverse effect on the Company, particularly if judgments on such claims are adverse to the Company. In the event a claim is asserted alleging that the Company has infringed the intellectual property or information of a third party, the Company may be required to seek licenses to continue to use such intellectual property. There can be no assurance, however, that such licenses would be offered or obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company.

    LICENSES. EarthLink has obtained authorization, typically in the form of a license, to distribute third-party software incorporated in the EarthLink Network TotalAccess software product for Windows 3.1, Windows 95 and Macintosh platforms. Applications licensed by the Company include Netscape Navigator (the initial term of the license for which expires in December 1997 and thereafter automatically renews for additional one-year terms unless either party terminates the license on 120 days notice), Microsoft Explorer (the initial term of the license for which expires in August 1998 and thereafter automatically renews for additional one-year terms, although either party may terminate the license at any time on 30 days notice), and MacTCP software from Apple (the current term of the license for which expires on December 31, 1997 thereafter and automatically renews for additional one-year terms unless either party terminates the license on twelve-month notice). The only software in the EarthLink Network TotalAccess package that is developed by the Company is the front-end program and the installation/registration program. The Company currently intends to maintain or negotiate renewals of existing software licenses and authorizations. The Company may want or need to license other applications in the future. The failure to renew existing software licenses and authorizations or license other applications could have a material adverse effect on the Company.

    TRADEMARKS. "EarthLink Network-Registered Trademark-," "EarthLink Network TotalAccess ," "bLink ," "The Arena " and the EarthLink logo are trademarks of the Company. This Prospectus includes trademarks of companies other than the Company.

GOVERNMENT REGULATION

    The Company provides Internet services, in part, through data transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for wire line communications. The Company currently is not subject to direct regulation by the Federal Communications Commission (the "FCC") or any other governmental agency, other than regulations applicable to businesses generally. However, in the future the Company could become subject to regulation by the FCC or another regulatory agency as a provider of basic telecommunications services. For example, a number of long distance telephone carriers recently filed a petition with the FCC seeking a declaration that Internet telephone service is a "telecommunications service" subject to common carrier regulation. Such a declaration, if enacted, would create substantial barriers to the Company's entry into the Internet telephone market. The FCC has requested comments on this petition, but has not set a deadline for issuing a final decision. Also, a number of local telephone companies have asked the FCC to levy access charges on "enhanced service providers," which may be deemed to include ISPs. Although the Chairman of the FCC has indicated his opposition to levying service charges against ISPs, local interconnection charges could be levied in the future. Moreover, the public service commissions of certain states are exploring the adoption of regulations that might subject ISPs to state regulation.

    The recently enacted Telecommunications Act of 1996 (the "Telecommunications Act") contains certain provisions that lift, or establish procedures for lifting, certain restrictions relating to the RBOCs' ability to engage directly in the Internet access business. The Telecommunications Act also makes it easier for national long distance carriers such as AT&T to offer local telephone service. In addition, the Telecommunications Act allows the RBOCs to provide electronic publishing of information and databases. Competition from these companies could have an adverse effect on the Company's business. The Telecommunications Act also imposes fines on any entity that knowingly (i) uses any interactive computer service or telecommunications device to send obscene or indecent material to minors; (ii) makes obscene or indecent material available to minors via an interactive computer service; or (iii) permits any telecommunications facility under such entity's control to be used for the purposes detailed above. The standard for determining whether an entity acted "knowingly" has not yet been established, although a federal district court panel recently issued a preliminary injunction preventing enforcement of this part of the Telecommunications Act. This decision has been appealed.

    Due to the increasing use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, user privacy, pricing, libel, intellectual property protection and infringement and technology export and other controls. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on the Company.

EMPLOYEES

    As of December 31, 1996, the Company employed 593 people on a full-time basis, including 107 sales and marketing personnel, 400 operations and customer and technical support representatives and 86 administrative personnel. As of that date, the Company also employed 28 people on a part-time basis, most of whom serve as telephone customer and technical support representatives. None of the Company's employees are represented by a labor union, and the Company is not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES.

    EarthLink's corporate headquarters are located in an 85,500-square foot facility in Pasadena, California. The lease for this space expires June 30, 2001 and currently provides for rental payments of approximately $46,000 per month. The Company has an option to extend this lease for an additional five years at the then prevailing market rate. In addition to the Company's corporate headquarters, the Company also leases approximately 7,200 square feet of office space in Los Angeles that presently houses the Company's data center.

The lease for this space expires July 31, 1999 and currently provides for rental payments of approximately $10,000 per month. EarthLink has signed a lease for an additional 55,000 square feet in a facility located adjacent to its corporate headquarters in which it plans to house its data center. The Company commenced occupation of this new space in February 1997 for an initial ten-year term at a rent of $66,000 per month for the first 60 months and $77,000 per month for the remaining 60 months. The Company began migrating its data center to this new facility in March 1997. The Company has an option to extend this lease for an additional ten years at the then prevailing market rate. The Company leases or is otherwise provided with the right to utilize space in various geographic locations to co-locate the telecommunications equipment for each of its POPs.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a materiel adverse effect on its business or financial condition. There are proceedings pending before the FCC that could affect the ISP industry and the means by which ISPs such as the Company conduct their business. See "Business--Government Regulation." The Company is not a party to these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    In connection with its initial public offering, the Company called and held a special meeting of its stockholders to (i) approve a one-for-two combination of its issued and outstanding shares of Common Stock, and (ii) amend certain provisions of its Statement of Designations, Rights and Preferences of its Series A Convertible Preferred Stock to facilitate its initial public offering. Voting both by proxy and by attendance at the meeting, 11,270,157 shares of Common Stock were voted "for" the stock combination and the amendment and 2,651,818 shares of Series A Convertible Preferred Stock were voted "for" the stock combination and the amendment. No shares of either class of stock were voted "against" either matter. 775,308 shares of Common Stock and 75,455 shares of Series A Convertible Preferred Stock were not voted. Both proposals passed.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock trades under the symbol "ELNK" on the NASDAQ National Market. During the first quarter of fiscal 1997 (beginning January 22, 1997, the date of the Company's initial public offering), the high sales price of the Common Stock was 17 3/4 and the low sales price of the Common Stock was
13. On March 14, 1997, there were approximately 129 holders of record of the Company's Common Stock.

    The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. The payment of future cash dividends, if any, will be at the sole discretion of the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Report.



                                                                                INCEPTION
                                                                             (MAY 26, 1994)
                                                                                 THROUGH       YEAR ENDED
                                                                              DECEMBER 31,    DECEMBER 31,  DECEMBER 31,
STATEMENT OF OPERATIONS DATA:                                                     1994            1995          1996
---------------------------------------------------------------------        ---------------  ------------  ------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA AND PERCENTAGES)
 Revenues:
  Recurring revenues.................................................           $      53      $    2,422    $   26,879
  Other revenues.....................................................                  58             606         5,624
                                                                                   ------     ------------  ------------
    Total Revenues...................................................                 111           3,028        32,503
 Operating costs and expenses:
  Cost of recurring revenues.........................................                   4           1,055        18,462
  Cost of other revenues.............................................                  12             349         2,699
  Sales and marketing................................................                  37           3,711        15,258
  General and administrative.........................................                 168           2,062        10,534
  Operations and customer support....................................                  38           1,869        15,808
                                                                                   ------     ------------  ------------
    Total operating costs and expenses...............................                 259           9,046        62,761
                                                                                   ------     ------------  ------------
 Loss from operations................................................                (148)         (6,018)      (30,258)
 Interest expense....................................................              --                (136)       (1,041)
 Interest income.....................................................              --                  34           150
                                                                                   ------     ------------  ------------
    Net loss.........................................................           $    (148)     $   (6,120)   $  (31,149)
                                                                                   ------     ------------  ------------
                                                                                   ------     ------------  ------------
 Net loss per share (1)..............................................           $   (0.04)     $    (1.25)   $    (4.50)
                                                                                   ------     ------------  ------------
                                                                                   ------     ------------  ------------
 Weighted average shares.............................................               3,653           4,903         6,920

                                                                         DECEMBER 31,    DECEMBER 31,  DECEMBER 31,
                                                                             1994            1995          1996
                                                                        ---------------  ------------  ------------
Balance Sheet Data:
 Working capital (deficit)............................................     $     (62)     $   (1,976)   $  (19,206)
 Total assets.........................................................           186           4,874        27,119
 Long-term debt.......................................................            --             355         6,088
 Total liabilities....................................................            89           4,584        34,367
 Accumulated deficit..................................................          (148)         (5,007)      (36,156)
 Total stockholders' equity...........................................     $      97      $      290    $  (21,261)

Other Data:
 Fixed asset expenditures
  % to sales..........................................................            87%             91%           58%
 Sales and Marketing
  % to sales..........................................................            33%            122%           47%

------------------------

(1) See Note 1 of Notes to Financial Statements for an explanation of the determination of the number of weighted average shares outstanding used in the net loss per share computation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    (Tabular data presented herein is in thousands, except for per share data and percentages.)

                                                       PERCENT                 PERCENT                    PERCENT
                                                      OF TOTAL                OF TOTAL                   OF TOTAL
                                            1994       REVENUE      1995       REVENUE       1996         REVENUE
                                          ---------  -----------  ---------  -----------  ----------    -----------
Total Revenues...........................  $   111         100%      3,028       100%        32,503     100%
Total Cost of Revenue....................       16          14%      1,404        46%        21,161      65%
Gross Margin.............................       95          86%      1,624        54%        11,342      35%
Net loss.................................  $  (148)       -133%    $  (6,120)     -202%    $(31,149)    -96%


    The Company was founded in May 1994 and began offering its services in July 1994. Accordingly, the Company has only a limited operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the Internet services industry. The Company has experienced net losses since it commenced operations and had net losses of approximately $6.3 million from inception through 1995 and of approximately $31.1 million for the year ended December 31, 1996. As of December 31, 1996, the Company had an accumulated deficit of approximately $36.1 million (exclusive of $1.3 million of losses incurred while the Company was an S Corporation for tax purposes, which, upon the Company's conversion to C Corporation status in June 1995, were charged to the Company's capital accounts). The Company expects that it will continue to incur net losses as it continues to expend substantial resources on sales, marketing and administration, build its infrastructure, develop new service offerings and improve its management information systems. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

    The Company's principal strategy is to expand rapidly and retain its customer base. To realize this strategy, the Company continues to increase its investment in sales and marketing. Also, the Company plans to add administrative infrastructure, increase customer and technical support capability and build network infrastructure to meet customer demand. The sales and marketing and other costs to the Company of acquiring new customers are substantial relative to the monthly fee derived from such customers. Accordingly, the

Company's long-term success depends largely upon its ability to retain its existing customers, while continuing to attract new customers.

    The Company continues to invest significant resources in its infrastructure and customer and technical support capabilities. However, there can be no assurance that such investment will improve customer retention. Because the Internet services market is new and the variety of available services is not well understood by new and potential customers, it is difficult, if not impossible, for the Company to predict future customer retention rates. Moreover, intense competition from competitors, some of whom offer many free hours of services for new customers, have most likely caused, and may continue to cause, some of the Company's customers to switch to a competitor's service. In addition, a certain number of new Internet users experience the Internet only as a novelty and do not become consistent users of Internet services. These factors adversely affect the Company's customer retention rates. Any decline in customer retention rates would have a material adverse effect on the Company.

    The market for the Company's services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced new services for access to the Internet. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet services and products. To address these risks, the Company must, among other things, continue to attract, retain and motivate qualified persons, and continue to upgrade its infrastructure, including its information systems, technologies and services. There can be no assurance that the Company will be successful in addressing such risks.

RESULTS OF OPERATIONS

    Revenues.

                                       INCEPTION
                                     (MAY 26, 1994)       PERCENT                 PERCENT                  PERCENT
                                        THROUGH         OF TOTAL                OF TOTAL                  OF TOTAL
                                   DECEMBER 31, 1994     REVENUE      1995       REVENUE      1996         REVENUE
                                  -------------------  -----------  ---------  -----------  ---------    -----------
Recurring revenues.............       $      53               48%  $   2,422          80%  $  26,879         83%
Other revenues.................              58               52%        606          20%      5,624         17%
                                      ---------                     --------               ---------
Total Revenues.................       $     111              100%  $   3,028         100%  $  32,503        100%
                                      ---------                     --------               ---------
                                      ---------                     --------               ---------


    Recurring revenues consist of monthly fees charged to customers for Internet access and other ongoing services. Other revenues generally represent one-time setup fees. Recurring revenues are recognized over the period for which the services are performed. The increase in recurring revenues in 1995 as compared to the Inception Period is primarily attributable to the Company being operational for the full year in 1995 and an increase in the number of customers during that period. Revenues for the year ended December 31, 1996 increased over revenues for the year ended December 31, 1995 as a result of an increase in the number of customers. The increase in revenues was partially offset by credits given to customers under the Company's customer referral program. Under this program, the Company waives one month of service fee in consideration for each new customer referred by an existing customer. This waived service fee results in a reduction to revenue. The increase in other revenues for 1995 as compared to the Inception Period is primarily attributable to an increase in the number of customers added in 1995 and one-time set-up fees collected from customers. Other revenues for the year ended December 31, 1996 increased over other revenues in the year ended December 31, 1995 as a result of an increase in the number of new customers during that period and one-time set-up fees collected from customers. From time to time, the Company waives the one-time set-up fee it charges new customers. As competition in the ISP market intensifies, the Company may find it necessary to waive the one-time set-up fee to remain competitive. Therefore, revenues from the one-time set-up fee are expected to decrease in future periods.

    Cost of revenues.

                                         INCEPTION
                                       (MAY 26, 1994)            PERCENT                       PERCENT                   PERCENT
                                          THROUGH            OF RECURRING                  OF RECURRING               OF RECURRING
                                     DECEMBER 31, 1994          REVENUE         1995          REVENUE         1996       REVENUE
                                  -----------------------  -----------------  ---------  -----------------  ---------  ------------
Cost of recurring revenue....       $  4                           8%          $ 1,055          44%          $18,462        69%

                                      INCEPTION
                                   (MAY 26, 1994)            PERCENT                         PERCENT                    PERCENT
                                       THROUGH               OF OTHER                        OF OTHER                   OF OTHER
                                  DECEMBER 31, 1994          REVENUE            1995          REVENUE        1996        REVENUE
                                -------------------------  ----------------   ---------  ----------------  ---------   ------------
Cost of other revenue........        $      12                   21%          $    349         58%          $2,699         48%


    Cost of revenues consists of cost of recurring revenues and cost of other revenues. Cost of recurring revenues principally includes telecommunications expenses and depreciation expense on equipment used in network operations for ongoing customer services. Included in telecommunications cost are fees paid to UUNET for local access to its nationwide system of POPs. Cost of other revenues principally includes expenses related to the registration of new customers. These costs include licensing fees for software, software duplication costs and commissions paid to third parties for referring new customers to the Company.

    For the year ended December 31, 1995, cost of recurring revenues increased to approximately 44% of recurring revenues, up from 8% of recurring revenues for the Inception Period. This increase was due to increased hourly customer usage and the Company's expansion of its POP sites. Cost of recurring revenues for the year ended December 31, 1996 increased to approximately 69% of recurring due to increased hourly customer usage and the Company's expansion to nationwide service through its relationship with UUNET. During these periods, the Company paid UUNET a fixed monthly fee per customer plus a variable amount based on customer usage in excess of a threshold number of hours per month. The Company's agreement with UUNET was amended as of October 1996 such that the key variable component is peak usage rather than hourly usage. As the Company continues to expand, the Company anticipates that it may build and use additional Company-owned POPs in those geographical areas where there is a sufficient concentration of customers to support the cost of such investment.

    The Company's customers generally pay a fixed monthly fee for the Company's Internet services. Under the Company's current agreement with UUNET, the Company pays UUNET a monthly fee equal to the greater of a specified minimum or an amount that varies based primarily on peak customer usage. The Company also pays UUNET an additional fee to the extent that hours of usage exceed a formula set forth in the agreement. The Company has recently experienced increasing per customer usage of its services. If the number of hours used by EarthLink customers accessing the Internet through UUNET increases beyond the amount provided for in the agreement or the usage becomes more concentrated during peak times, the fees paid by the Company to UUNET would increase, which would adversely affect the Company's operating margins. The UUNET agreement also provides that in the event of regulatory or legislative changes having a structural impact on the ISP marketplace which materially increase UUNET's costs, EarthLink will renegotiate the agreement in good faith at UUNET's request. There can be no assurance that EarthLink and UUNET will be able to renegotiate the UUNET agreement with terms acceptable to UUNET and EarthLink or that any renegotiation would not result in additional costs to the Company. Any such renegotiated agreement or the failure to renegotiate the agreement could have a material adverse affect on the Company.

    As noted above, under the Company's current agreement with UUNET, the Company pays UUNET a monthly fee equal to the greater of a specified minimum or an amount that varies based primarily on peak customer usage. The specified minimum amount increases over the term of the agreement. The Company's operating margins could be adversely affected if the Company is unable to increase its customer base so as to avoid paying the increasing minimum amount.

    Sales and marketing.

                                  INCEPTION
                               (MAY 26, 1994)         PERCENT                  PERCENT                   PERCENT
                                   THROUGH           OF TOTAL                 OF TOTAL                  OF TOTAL
                              DECEMBER 31, 1994       REVENUE       1995       REVENUE      1996         REVENUE
                            ---------------------  -------------  ---------  -----------  ---------   -------------
Sales and marketing.......        $      37             33%       $  3,711     123%       $15,258         47%



    Sales and marketing expenses consist primarily of sales commissions, salaries, cost of promotional material, advertising, travel and third-party sales commissions. EarthLink's principal strategy is to rapidly expand its customer base and increase its market share of the under penetrated market for Internet access services. To realize this strategy, the Company is aggressively investing in sales and marketing. Customers increased from approximately 27,000 at December 31, 1995 to approximately 227,000 at December 31, 1996. This strategy requires substantial initial cash outlays which currently outpace the resultant growth in revenues. The Company intends to aggressively promote EarthLink's services and as a result expects further significant increases in sales and marketing expenses in future periods. In the latter part of 1996 EarthLink's marketing efforts emphasized the variety of services available to business customers, including business Web sites, high-speed ISDN communications capability, high-speed frame relay connections and Internet access through corporate Intranets. The Company also recently introduced the EarthLink Store, an online retailing service, and the Arena and online multi-player gaming service

    General and administrative expenses.

                                           INCEPTION
                                         (MAY 26, 1994)       PERCENT                  PERCENT                 PERCENT
                                             THROUGH         OF TOTAL                 OF TOTAL                OF TOTAL
                                       DECEMBER 31, 1994     REVENUE      1995        REVENUE       1996       REVENUE
                                       -------------------  -----------  ---------  -------------  ------   -------------
General and administrative expenses...  $     168              151%       $   2,062       68%      $10,534       32%


    General and administrative expenses consist primarily of costs associated with the finance and accounting and human resources departments, professional expenses, rent and expenses, principally compensation, related to certain executive officers and bad debts. Since inception, general and administrative expenses have increased as a result of increased employee headcount, rent and other general and administrative expenses. During the year ended December 31, 1996, the Company hired a number of senior management personnel, moved into a new headquarters building and engaged professional consultants to assist in the development of an administrative infrastructure to accommodate anticipated increases in the number of customers and employees, which resulted in a significant increase in general and administrative expenses as compared to the same period in 1995. General and administrative expenses for the year ended December 31, 1996, included bad debt expense of $2.5 million resulting from difficulties in billing customers and in disconnecting late-paying customers on a timely basis. In addition, in September 1996, the Company issued 37,500 shares of Common Stock as consideration for the termination of a consulting agreement. The value of the stock, $413,000, was included in general and administrative expenses for the year ended December 31, 1996. Management intends to implement new information systems and continue to expand staff in order to support anticipated customer and operational growth. As a result, the Company expects general and administrative expenses to increase in future periods.

    Operations and customer support.

                                              INCEPTION
                                            (MAY 26, 1994)        PERCENT                   PERCENT                     PERCENT
                                               THROUGH           OF TOTAL                  OF TOTAL                    OF TOTAL
                                          DECEMBER 31, 1994       REVENUE          1995        REVENUE       1996       REVENUE
                                          ---------------------  -------------  ---------  -------------  --------   -------------
Operations and customer support....        $      38                34%          $ 1,869         62%      $15,808.         49%



    Operations and customer support expenses consist primarily of expenses associated with technical support and customer service to register and maintain customer accounts. These expenses have increased significantly since the Company's inception. This trend reflects the costs associated with building a customer service organization to support the Company's customer base and anticipated customer growth. The Company intends to continue to increase expenditures for operations and customer support.

    INCOME TAXES. No provision for federal or state income taxes has been recorded as the Company incurred net operating losses through December 31, 1996. At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $33.7 million, which begin to expire in 2010. The Internal Revenue Code of 1986, as amended, includes provisions that limit the net operating loss carryforwards for use in a given year if significant ownership changes have occurred. The Company's initial public offering resulted in an ownership change limiting the Company's ability to utilize net operating loss carryforwards to offset future income, if any. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding reliability. Prior to July 1995, the Company was taxed as an S Corporation under the Internal Revenue Code. As a result, losses totaling approximately $2.8 million flowed directly to the stockholders during the period and are not included in the amount of net operating loss carryforwards.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

    The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond the Company's control. These factors include the rates of, and costs associated with, new customer acquisition, customer retention, capital expenditures and other costs relating to the expansion of operations, including upgrading the Company's systems and infrastructure, the timing and market acceptance of new and upgraded service introductions, changes in the pricing policies of the Company and its competitors, changes in operating expenses (including telecommunications costs), personnel changes, the introduction of alternative technologies, the effect of potential acquisitions, increased competition in the Company's markets and other general economic factors. In addition, a significant portion of the Company's expenses are fixed; therefore, the Company's operating margins are particularly sensitive to fluctuations in revenues.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has not generated net cash from operations since its inception. The Company has funded its operations primarily through sales of equity securities (including its initial public offering in January 1997), borrowings from third parties and capital leases of equipment. The Company's operating activities used net cash of approximately $3.6 million and $17.9 million during 1995 and the year ended December 31, 1996, respectively. During 1995 and the year ended December 31, 1996, net cash used in operations resulted primarily from net losses, partially offset by increases in trade accounts payable.

    Cash used by investing activities has consisted primarily of equipment purchases for POP and network expansion. For the year ended December 31, 1995 and the year ended December 31, 1996, capital expenditures amounted to approximately $2.8 million and $18.8 million, respectively. The Company estimates that capital expenditures through the end of 1997 will be approximately $20.2 million including network enhancements, data center expansion, and procurement of telecommunication and office equipment and furniture and fixtures. Where feasible, the Company will seek to finance certain of these expenditures through capital leases.

    Cash from financing activities provided the Company with approximately $8.2 million and $38.3 million during 1995 and 1996, respectively. The Company's financing activities have consisted of the sale of debt and equity securities and capital lease transactions, primarily for equipment. From inception through December 31, 1996, the Company raised $29.6 million through the private sale of debt and equity securities and $11.9 million relating to capital lease obligations, respectively. Capital lease obligations generally result from the sale and leaseback of equipment. During the year ended December 31, 1995 and the year ended December 31, 1996, the Company financed the acquisition of data processing and office equipment amounting to approximately $556,000 and $11.3 million, respectively, by entering into a number of agreements for the sale and leaseback of equipment. The sale leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses have been recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement.

    As of December 31, 1995 and December 31, 1996, the Company had cash and cash equivalents of approximately $290,000 and $2.3 million, respectively, and negative working capital of approximately $2.0 million and $18.9 million, respectively. During the second quarter of 1996, the Company received short-term debt financing (issued in the form of 10% Promissory Notes) of $2.95 million from a limited number of investors, including certain directors and existing stockholders. As additional consideration for this investment, EarthLink issued warrants to purchase 98,340 shares of Common Stock having an exercise price of $11.00 per share. The holders of $725,000 of such notes converted their notes into 55,767 shares of Common Stock upon the consummation of the Company's initial public offering on January 22,1997. Also during the third quarter of 1996, the Company sold 2,727,273 shares of Series A Convertible Preferred Stock to a limited number of investors, including certain directors, existing stockholders, the Underwriter and certain of its affiliates and associates for approximately $15.0 million in the aggregate, or $5.50 per share. In connection with this financing, the Company issued to certain of the investors warrants to purchase up to 100,000 shares of

Common Stock at an exercise price of $11.00 per share. The Series A Convertible Preferred Stock was automatically converted into 1,363,624 shares of Common Stock upon the consummation of the Company's initial public offering on January 22, 1997.

    In connection with an amendment of its strategic network services relationship with UUNET, in October 1996, the Company issued a $5.0 million, one-year promissory note to UUNET. This note bears interest at prime plus 2% per annum (an effective rate of 10.25% per annum at December 1, 1996), and became convertible upon consummation of the Company's initial public offering into up to approximately 382,000 shares of Common Stock at a conversion price of between $13.20 and $16.00 per share, depending upon the number of shares of Common Stock, if any, purchased in the offering by certain investors referred to in the preceding paragraph. This obligation matures in October 1997.

    EarthLink completed its initial public offering in January 1997, which (after partial exercise by the underwriter of its over-allotment option) generated net proceeds, after expenses of the offering, of approximately $28 million. The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for at least the next 12 months. However, the Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its customer base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales organization, information systems and research and development activities, the availability of hardware and software provided by third-party vendors and other factors. The timing and amount of such capital requirements cannot accurately be predicted. If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to the Company's stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations or its anticipated expansion, which could have a material adverse effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item appears in a subsequent section of this Report. (See Item 14(a)(1) and (2)).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to management's nominees for directors of the Company will be set forth under the captions "Proposal 1--Election of Directors -Nominees" and "Proposal 1--Election of Directors-- Information Regarding Nominees for Director" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 1997. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers" in the above-referenced Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to management compensation is set forth under the captions "Proposal 1-- Election of Directors--Director Compensation" and "Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference, except for the information set forth under the captions "Executive Compensation--Audit and Compensation Committee Report on Executive Compensation" and "Stock Performance Graph," which specifically is not so incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons is set forth under the captions "Beneficial Ownership of Common Stock" in the Company's Proxy statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and transactions between the Company and certain of its affiliates is set forth under the caption "Certain Transactions" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report.

1. FINANCIAL STATEMENTS

    REPORT OF INDEPENDENT ACCOUNTANTS

    Balance Sheet as of December 31, 1995 and 1996

    Statement of Operations for the period from inception (May 26, 1994) through December 31, 1994, and the two years ended December 31, 1996

    Statement of Cash Flows for the period from inception (May 26, 1994) through December 31, 1994, and the two years ended December 31, 1996

NOTES TO FINANCIAL STATEMENTS

    2. FINANCIAL STATEMENT SCHEDULE

    The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Report because they are either not required or are immaterial.

3. EXHIBITS

   EXHIBIT                                                  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

       3.1   Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company's Registration Statement on
             Form S-1--File No. 333-15781). (a) Certificate of Amendment of Amended and Restated Certificate of
             Incorporation (Exhibit 3.1(a) to the Company's Registration Statement on Form S-1--File No. 333-15781).

       3.2   Bylaws (Exhibit 3.2 to the Company's Registration Statement on Form S-1--File No. 333-15781).

       3.3   Certificate of Designation Preferences and Rights of Series A Convertible Preferred Stock (Exhibit 3.3 to
             the Company's Registration Statement on Form S-1--File No. 333-15781). (a) Certificate of Amendment of
             EarthLink Network, Inc. Certificate of Designation, Preferences and Rights of Series A Convertible
             Preferred Stock (Exhibit 3.3(a) to the Company's Registration Statement on Form S-1 -File No. 333-15781).

       4.1   See exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws defining rights of holders of Common Stock.

       4.2   Specimen Stock Certificate (Exhibit 4.2 to the Company's Registration Statement on Form S-1 -File No.
             333-15781).





       4.3   Form of Warrant Agreement (Exhibit 4.3 to the Company's Registration Statement on Form S-1 -File No.
             333-15781).

       4.4   Registration Rights Agreement, Amendment No. 1 to Registration Rights Agreement and Amendment No. 2 to
             Registration Rights Agreements (Exhibit 4.4 to the Company's Registration Statement on Form S-1--File No.
             333-15781) (See also Exhibit 10.23(c)).

       4.5   Buy-Sell Agreement, dated June 10, 1995, among the Company, Sky Dayton, Reed Slatkin and Kevin O'Donnell
             (Exhibit 4.5 to the Company's Registration Statement on Form S-1--File No. 333-15781).

       9.1   Voting Trust Agreement, dated June 10, 1995, among Sky Dayton, Reed Slatkin and Kevin O'Donnell (Exhibit
             9.1 to the Company's Registration Statement on Form S-1--File No. 333-15781).

      10.1   1995 Stock Option Plan and forms of Stock Option Agreement and Stock Purchase Agreement (Exhibit 10.1 to
             the Company's Registration Statement on Form S-1--File No. 333-15781).

      10.2   Amended and Restated Stock Option Plan for Directors (Exhibit 10.2 to the Company's Registration
             Statement on Form S-1--File No. 333-15781).

      10.3   Master Lease Agreement, dated February 8, 1996, between the Company and Boston Financial & Equity
             Corporation (Exhibit 10.3 to the Company's Registration Statement on Form S-1 - File No. 333-15781).

      10.4   Lease Line Agreement, dated January 30, 1996, between the Company and Boston Financial & Equity
             Corporation (Exhibit 10.4 to the Company's Registration Statement on Form S-1 -File No. 333-15781).

      10.5   Master Lease Agreement, dated September 1, 1995, between the Company and LINC Capital Management (Exhibit
             10.5 to the Company's Registration Statement on Form S-1--File No. 333-15781).

      10.6   Netscape Communications Corporation Internet Service Provider Navigator Distribution Agreement dated May
             31, 1996, between the Company and Netscape Communications Corporation (Exhibit 10.6 to the Company's
             Registration Statement on Form S-1--File No. 333-15781). (a) Amendment No. 1 to Netscape Communications
             Corporation Internet Service Provider Agreement (Exhibit 10.6(a) to the Company's Registration Statement
             on Form S-1-- File No. 333-15781). (b) Amendment No. 2 to Netscape Communications Corporation Internet
             Service Provider Agreement (Exhibit 10.6(b) to the Company's Registration Statement on Form S-1--File No.
             333-15781).

      10.7   Network Services Agreement dated May 31, 1996, between the Company and UUNET Technologies, Inc. (Exhibit
             10.7 to the Company's Registration Statement on Form S-1--File No. 333-15781). (a) Addendum No. 1 to
             Network Services Agreement (Exhibit 10.7(a) to the Company's Registration Statement on Form S-1--File No.
             333-15781).

      10.8   Software Distribution Agreement (MacTCP), dated October 2, 1995, between the Company and Apple Computer,
             Inc. (Exhibit 10.8 to the Company's Registration Statement on Form S-1 -File No. 333-15781).



      10.9   Employment Agreement, dated January 15, 1996, between the Company and Charles G. Betty (Exhibit 10.9 to the Company's Registration Statement on Form S-1--File No. 333-15781).

     10.10   Indemnification Agreement, dated August 31, 1995, among the Company and Kevin O'Donnell as Indemnitors and Reed Slatkin as Indemnitee (Exhibit 10.10 to the Company's Registration Statement on Form S-1--File
             No. 333-15781).

     10.11   Indemnification and Participation Agreement, dated December 1, 1995, among the Company and Kevin
             O'Donnell as Indemnitors and Reed Slatkin as Indemnitee (Exhibit 10.11 to the Company's Registration
             Statement on Form S-1 -File No. 333-15781).

     10.12   Standard Industrial/Commercial Multi-Tenant Lease, dated December 1, 1995, between the Company and
             Becton, Dickinson (Exhibit 10.12 to the Company's Registration Statement on Form S-1--File No.
             333-15781).

     10.13   Business Loan Agreement, dated June 15, 1995, and Promissory Note in the original principal amount of
             $250,000 between the Company and California United Bank (Exhibit 10.13 to the Company's Registration
             Statement on Form S-1 -File No. 333-15781).

     10.14   Line of Credit Note in the original principal amount of $250,000, dated June 23, 1995, and Security
             Agreement, dated June 23, 1995, between the Company and the Bank of California, N.A. (Exhibit 10.14 to
             the Company's Registration Statement on Form S-1 -File No. 333-15781).

     10.15   Line of Credit Note in the original principal amount of $1,000,000, dated November 2, 1995, between the
             Company and the Bank of California, N.A. (Exhibit 10.15 to the Company's Registration Statement on Form
             S-1 -File No. 333-15781).

     10.16   Production and Distribution Agreement, dated May 6, 1996, between the Company and National Media
             Corporation (Exhibit 10.16 to the Company's Registration Statement on Form S-1 -File No. 333-15781). (a)
             Amendment No. 1 to Production and Distribution Agreement (Exhibit 10.16(a) to the Company's Registration
             Statement on Form S-1--File No. 333-15781).

     10.17   Documents evidencing the Company's sale of $2,950,000 of its 10% Promissory Notes, dated June 18, 1996:
             (a) Form of Subscription Agreement (Exhibit 10.17 to the Company's Registration Statement on Form
             S-1--File No. 333-15781). (b) Form of Warrant (Exhibit 10.17(a) to the Company's Registration Statement
             on Form S-1 -File No. 333-15781). (c) Form of 10% Promissory Note (Exhibit 10.7(b) to the Company's Registration
             Statement on Form S-1--File No. 333-15781).


     10.18   Amended and Restated Stock Purchase Agreement Relating to 2,727,273 Shares of Series A Convertible
             Preferred Stock between the Company and the Investors named therein, dated September 10, 1996 (Exhibit
             10.18 to the Company's Registration Statement on Form S-1 -File No. 333-15781). (a) Form of Stock
             Purchase Warrant (Exhibit 10.18(a) to the Company's Registration Statement on Form S-1--File No.
             333-15781).



     10.19   Internet Wizard Sign-Up Agreement between the Company and Microsoft Corporation, dated August 16, 1996
             (Exhibit 10.19 to the Company's Registration Statement on Form S-1 -File No. 333-15781).

     10.20   Network Access Agreement between the Company and PSINet, Inc., dated July 22, 1996 and Amendment No. 1 to
             Network Access Agreement (Exhibit 10.20 to the Company's Registration Statement on Form S-1--File No.
             333-15781).

     10.21   Office Lease by and between The Mutual Life Insurance Company of New York, as Landlord, and the Company,
             as Tenant, dated September 20, 1996 (Exhibit 10.21 to the Company's Registration Statement on Form
             S-1--File No. 333-15781).

     10.22   Standard Office Lease by and between Glen Feliz Properties, as Landlord, and the Company, as Tenant,
             dated July 2, 1996 (Exhibit 10.22 to the Company's Registration Statement on Form S-1--File No.
             333-15781).

     10.23   Amended and Restated Note Purchase Agreement between the Company and UUNET Technologies, Inc., dated
             October 31, 1996 (Exhibit 10.23 to the Company's Registration Statement on Form S-1--File No. 333-15781).
             (a) $5,000,000 Convertible Note (Exhibit 10.23(a) to the Company's Registration Statement on Form
             S-1--File No. 333-15781). (b) Stockholders Agreement (Exhibit 10.23(b) to the Company's Registration
             Statement on Form S-1--File No. 333-15781). (c) Addendum to Amended and Restated Registration Rights
             Agreement (Exhibit 10.23(c) to the Company's Registration Statement on Form S-1--File No. 333-15781).

      11.1   Statement of computation of per share earnings - filed herewith.

      23.1   Consent of Price Waterhouse LLP, independent public accountants--filed herewith.

       27.   Financial Data Schedule--filed herewith.

    (b) Reports on Form 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EARTHLINK NETWORK, INC.

                                /S/ C. GARRY BETTY C.
                                -------------------------------
                                GARRY BETTY, PRESIDENT, CEO

                                DATE: MARCH 28, 1997
                                      -------

   Each person whose signature appears below hereby constitutes and appoints
C. Garry Betty and Barry W. Hall the true and lawful attorneys-in- fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in- fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: March 28 , 1997                       /s/ C. Garry Betty
                                            ----------------------------------
                                            C. Garry Betty, President,
                                            Chief Executive Officer and Director

Date: March 28 , 1997                       /s/ Barry W. Hall
                                            ----------------------------------
                                            Barry W. Hall, Vice President--
                                            Finance and Administration and Chief
                                            Financial Officer


Date: March 28 , 1997                       /s/ Sky D. Dayton
                                            ----------------------------------
                                            Sky D. Dayton, Chairman of the Board

Date: March 28 , 1997                       /s/ Sidney Azeez
                                            ----------------------------------
                                            Sidney Azeez, Director

Date: March 28 , 1997                       /s/ Robert M. Kavner
                                            ----------------------------------
                                            Robert M. Kavner, Director

Date: March 28 , 1997                       /s/ Paul McNulty.
                                            ----------------------------------
                                            Paul McNulty, Director

Date: March 28 , 1997                       /s/ Kevin M. O'Donnell.
                                            ----------------------------------
                                            Kevin M. O'Donnell, Director

Date: March 28 , 1997                       /s/ John W. Sidgmore
                                            ----------------------------------
                                            John W. Sidgmore, Director

Date: March 28 , 1997                       /s/ Reed E. Slatkin
                                            ----------------------------------
                                            Reed E. Slatkin, Director

                            EARTHLINK NETWORK, INC.
                         INDEX TO FINANCIAL STATEMENTS

                               December 31, 1996

                                                                            PAGE
                                                                           -----
Report of Independent Accountants....................................       F-2

Balance Sheet as of December 31, 1995 and 1996.......................       F-3

Statement of Operations for the period from inception (May 26, 1994)
  through December 31, 1994, and the two years ended December 31,
  1996...............................................................       F-4

Statement of Stockholders' Equity (Deficit) for the period from inception (May 26, 1994) through December 31, 1994, and the two
  years ended December 31, 1996......................................       F-5

Statement of Cash Flows for the period from inception (May 26, 1994)
  through December 31, 1994, and the two years ended December 31,
  1996...............................................................       F-6

Notes to Financial Statements........................................       F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of EarthLink Network, Inc.

    In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of EarthLink Network, Inc. at December 31, 1995 and 1996, and the results of its operations and its cash flows for the period from inception (May 26, 1994) through December 31, 1994, and the two years ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Costa Mesa, California
March 14, 1997

                            EARTHLINK NETWORK, INC.

                                 BALANCE SHEET

                                     ASSETS

                                                               DECEMBER 31,
                                                          --------------------
                                                            1995       1996
                                                            ------     -------
                                                             (IN THOUSANDS)
 Current assets:
  Cash and cash equivalents..........................     $    290   $   2,313
  Restricted short-term investment (Note 6)..........        1,500       1,087
  Marketable securities..............................                    1,680
  Accounts receivable, net of allowance of $781,000
    at December 31, 1996.............................          218       1,725
  Prepaid expenses...................................          123         885
  Other assets (Note 4)..............................          122       1,383
                                                          --------    --------
    Total current assets.............................        2,253       9,073
Other long-term assets (Note 4)......................                      329
Property and equipment, net (Notes 1 and 3)..........        2,551      17,401
Intangibles, net (Notes 2,  5 and 8).................           70         316
                                                          --------   ---------
                                                          $  4,874   $  27,119
                                                          --------   ---------
                                                          --------   ---------

        LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS EQUITY (DEFICIT)

Current liabilities:
  Trade accounts payable.............................     $  1,766   $  11,207
  Accrued payroll and related expenses...............          193       1,469
  Other accounts payable and accrued liabilities.....          405       2,061
  Lines of credit (Note 6)...........................        1,494        --
  Current portion of capital lease obligations
    (Note 10)........................................          159       3,582
  Notes payable (Note 6).............................           --       7,950
  Deferred revenue...................................          212       2,010
                                                          --------    --------
    Total current liabilities........................        4,229      28,279
  Long-term debt (Note 10)...........................          355       6,088
                                                          --------    --------
    Total liabilities................................        4,584      34,367
                                                          --------    --------
Commitments and contingencies (Note 10)
Mandatorily redeemable convertable preferred stock
  (Note 7)...........................................         --        14,013
Stockholders' equity (deficit)
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized, nil and 2,727,273 shares
    outstanding as redeemable preferred stock........         --          --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 5,057,165 and 6,022,724
    issued and outstanding basis (Note 7)............           51          60
  Additional paid-in capital.........................        5,122      14,236
  Warrants to purchase common stock (Note 8).........          124         599
  Accumulated deficit................................       (5,007)    (36,156)
                                                          --------    --------
Total stockholders' equity (deficit).................          290     (21,261)
                                                          --------   ---------
                                                          $  4,874   $  27,119
                                                          --------   ---------
                                                          --------   ---------

  The accompanying notes are an integral part of these financial statements

                            EARTHLINK NETWORK, INC
                           STATEMENT OF OPERATIONS

                                           INCEPTION
                                         (MAY 26, 1994)  YEAR ENDED DECEMBER 31,
                                            THROUGH      -----------------------
                                       DECEMBER 31, 1994    1995        1996
                                       -----------------  ---------  ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Recurring revenues.................      $    53         $  2,422  $  26,879
  Other revenues.....................           58              606      5,624
                                           -------         --------  ---------
    Total Revenues...................          111            3,028     32,503
Operating costs and expenses:
  Cost of recurring revenue..........            4            1,055     18,462
  Cost of other revenue..............           12              349      2,699
  Sales and marketing................           37            3,711     15,258
  General and administrative
    expenses.........................          168            2,062     10,534
  Operations and customer support....           38            1,869     15,808
                                           -------         --------  ---------
                                               259            9,046     62,761
                                           -------         --------  ---------
  Loss from operations...............         (148)          (6,018)   (30,258)
  Interest expense...................         --               (136)    (1,041)
  Interest income....................         --                 34        150
                                           -------         --------  ---------
    Net loss.........................      $  (148)        $ (6,120) $ (31,149)
                                           -------         --------  ---------
                                           -------         --------  ---------
  Net loss per share (Note 1)........      $ (0.04)        $  (1.25) $   (4.50)
                                           -------         --------  ---------
                                           -------         --------  ---------
  Weighted average shares outstanding
    (Note 1).........................        3,653            4,903      6,920

  The accompanying notes are an integral part of these financial statements

                               EARTHLINK NETWORK, INC

                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                               ADDITIONAL                                     TOTAL
                                            COMMON STOCK        PAID-IN       WARRANTS    ACCUMULATED      STOCKHOLDERS'
                                         SHARES     AMOUNT      CAPITAL       ISSUED      DEFICIT       EQUITY (DEFICIT)
                                         -----------------     -----------    --------    -----------   ----------------
                                                                          (IN THOUSANDS)
Issuance of Common Stock...........      2,941      $ 29         $    147        $  --      $   --           $     176
Warrants issued in connection
  with line of credit (Note 8).....       --          --             --             69          --                  69
Net loss...........................       --          --             --             --          (148)             (148)
                                         -----      ----         --------        -----      --------         ---------
Balance at December 31, 1994.......      2,941        29              147           69          (148)               97
Issuance of Common Stock...........      2,116        22            6,236           --           --              6,258
Reclassification of S Corporation
  accumulated deficit (Note 8).....       --          --           (1,261)          --         1,261              --
Warrants issued for lease guarantee
  (Note 8).........................       --          --             --             50           --                 50
Warrants issued for non-competition
  agreement (Notes 2 and 8)........       --          --             --              5           --                  5
Net loss...........................       --          --             --             --        (6,120)           (6,120)
                                         -----      ----         --------        -----      --------         ---------
Balance at December 31, 1995.......      5,057        51            5,122          124        (5,007)              290
Issuance of Common Stock...........        923         9            8,651           --            --             8,660
Issuance of Common Stock for
  services.........................         43        --              463           --            --               463
Warrants issued in connection with
  equipment leases and other
  financings.......................         --        --               --          475            --               475
Net loss...........................         --        --               --           --       (31,149)          (31,149)
                                         -----      ----         --------        -----      ---------        ---------
Balance December 31, 1996..........      6,023      $ 60         $ 14,236        $ 599      $ (36,156)       $ (21,261)
                                         -----      ----         --------        -----      ---------        ---------
                                         -----      ----         --------        -----      ---------        ---------

    The accompanying notes are an integral part of these financial statements

                            EARTHLINK NETWORK, INC
                           STATEMENT OF CASH FLOWS

                                                INCEPTION         YEAR ENDED
                                             (MAY 26, 1994)      DECEMBER  31,
                                                THROUGH       ------------------
                                         DECEMBER 31, 1994      1995       1996
                                         -------------------    -----     ------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss...........................         $ (148)     $ (6,120)  $ (31,149)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization....              7           305       4,153
    Provision for doubtful accounts
      receivable.....................             --            --         781
    Issuance of common stock in
      exchange for professional
      services.......................             --            --          50
    Issuance of common stock in
      exchange for termination of
      consulting agreement...........             --            --         413
    Increase in marketable
      securities.....................             --            --      (1,681)
    Increase in accounts receivable..            (27)         (191)     (2,288)
    Increase in prepaid expenses
      and other assets...............             --          (141)     (2,352)
    Increase in accounts payable and
      accrued liabilities............             22         2,292      12,373
    Increase in deferred revenue.....             --           212       1,798
                                              -----       --------   ---------
      Net cash used in operating
        activities...................          (146)        (3,643)    (17,902)
                                              -----       --------   ---------
Cash flows from investing activities:
  Purchases of property and equipment.          (97)        (2,766)    (18,774)
  Purchase of restricited short-term
    investment........................           --         (1,500)     (1,087)
  Liquidation of restricited short-term
    investment........................           --             --       1,500
                                              -----       --------   ---------
      Net cash used in investing
        activities....................          (97)        (4,266)    (18,361)
                                              -----       --------   ---------
Cash flows from financing activities:
  Proceeds from (payment of) line of
    credit............................           --          1,494      (1,494)
  Increase (Decrease) in notes
    payable...........................           67            (67)      7,950
  Proceeds from capital lease
    obligations.......................           --            556      11,348
  Principal payments under capital
    lease obligations.................           --            (42)     (2,191)
  Proceeds from issuance of Mandatorily
    Redeemable Preferred Stock........           --             --      14,013
  Proceeds from issuance of
    Common Stock......................          176          6,258       8,660
                                              -----       --------   ---------
      Net cash provided by financing
        activities....................          243          8,199      38,286
                                              -----       --------   ---------
Net increase in cash and cash
  equivalents.........................           --            290       2,023
Cash and cash equivalents,
  beginning of year...................           --             --         290
                                              -----       --------   ---------
Cash and cash equivalents,
  end of period.......................        $  --       $    290   $   2,313
                                              -----       --------   ---------
                                              -----       --------   ---------

  The accompanying notes are an integral part of these financial statements

                            EARTHLINK NETWORK, INC.
                        NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    EarthLink Network, Inc. ("EarthLink" or the "Company") was organized on May 26, 1994 and is an Internet service provider that was formed to help users derive meaningful benefits from the extensive resources of the Internet.

    The Company has experienced operating losses since its inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets. The Company expects to continue to focus on increasing its customer base and to expend substantial resources on sales, marketing and administration, building its network systems, developing new service offerings and improving its management information systems. Accordingly, the Company expects its cost of revenues, selling, general, and administrative expenses and capital expenditures will continue to increase significantly, all of which will have a negative impact on short-term operating results. In addition, the Company may change its pricing policies to respond to a changing competitive environment. There can be no assurance that growth in the Company's revenues or customer base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow. The failure of the Company to achieve or sustain profitability or positive cash flow may require the Company to reduce the scope of its operations or its anticipated expansion, which could adversely affect the Company's business and results of operations.

REVENUES

    Recurring revenues from monthly Internet service are recognized over the period services are provided. Other revenues, consisting primarily of sign-up fees, are recognized as revenue when the registration process is completed.

CASH AND CASH EQUIVALENTS

    All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

ACCOUNTS RECEIVABLE AND DEFERRED REVENUES

    Commencing in 1995, the Company began to bill for Internet service generally one month in advance. Accordingly, these non-cancelable advanced billings are included in both accounts receivable and deferred revenue.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations or credit risk consist principally of cash investments and trade receivables. The Company's cash investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated lives or the term of the lease, ranging from one to five years.

EQUIPMENT UNDER CAPITAL LEASE

    The Company leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are amortized over the lesser of their estimated useful lives of three years or the term of the lease.

INTANGIBLES

    Intangible assets consist primarily of deferred financing and professional service costs, prepaid lease guarantee costs, goodwill, rights to client lists and a covenant not to compete. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which range from two to three years. The Company regularly reviews the recoverability of intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying values of the intangibles.

ADVERTISING AND CUSTOMER ACQUISITION COSTS

    Advertising and customer acquisition costs are included in sales and marketing. Such costs are expensed as incurred.

INCOME TAXES

    Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding. In addition, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, Common Stock and other potentially dilutive instruments issued by the Company at prices below the public offering price during the twelve-month period prior to the offering date (using the treasury stock method and an initial public offering price of $13.00 per share) including Common Stock pending issuance have been included in the calculation as if they were outstanding for all periods regardless of whether they are dilutive. Common Stock equivalent shares issued by the Company more than twelve months prior to the initial public offering date have been excluded from the net loss per share calculation because the impact is anti-dilutive.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT PRONOUNCEMENTS

    The Company has adopted, as of January 1, 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS 123 and "Accounting for Stock-Based Compensation". The adoption of SFAS No. 121 has not had any effect on the Company's financial position or results of operations. The Company continues to account for its employee stock based compensation in accordance with the provisions of APB 25 and provides pro forma disclosures in the notes to the financial statements (see note 8), as if the measurement provisions of SFAS No. 123 had been adopted. As such SFAS 123 has not had a material effect on the Company's financial position or results of operations.

2. PURCHASE OF CERTAIN ASSETS FROM BECKEMEYER DEVELOPMENT TECHNOLOGIES

    In order to recruit the principal shareholder of Beckemeyer Development Technologies ("BDT") to serve as the Company's Vice President of Engineering, on November 7, 1995, the Company agreed to purchase all fixtures, equipment, and the client list of BDT for cash of $64,000. In addition to the above, the principal shareholder was issued warrants to purchase 10,330 shares of the Company's Common Stock at $4.84 per share as consideration for an agreement not to compete for a two-year period. The value assigned to the warrants was $5,000 based upon an appraisal obtained by the Company. The warrants expire October 10, 2005. This purchase price was allocated to the assets acquired with the remainder reflected as an intangible asset. At the time of purchase, BDT was not material to the results of operations, financial position or customer base of EarthLink.

3. PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT CONSIST OF:

                                                                             DECEMBER 31,
                                                                          -----------------
                                                                           1995       1996
                                                                          ------     ------
                                                                             (IN THOUSANDS)
Data communications equipment............................................  $2,167    $11,464
Office and other equipment...............................................     661      6,686
Leasehold improvements...................................................      35        646
Construction in progress.................................................      --      2,841
                                                                           ------    --------
                                                                            2,863     21,637
Less accumulated depreciation and amortization...........................    (312)    (4,236)
                                                                           ------    --------
                                                                           $2,551    $17,401
                                                                           ------   ---------
                                                                           ------   ---------

    Property under capital lease, primarily data communications equipment included above, aggregated $556,000 and $11,904,000 at December 31, 1995 and 1996, respectively. Included in accumulated depreciation and amortization are amounts related to property under capital lease of $56,000 and $2,896,000 at December 31, 1995 and 1996, respectively. Depreciation expense charged to operations was $7,000, $305,000 and $3,924,000 in 1994, 1995 and 1996,
respectively, and included nil, $56,000, and $2,840,000, respectively, pertaining to property under capital lease.

4. OTHER ASSETS

Other Assets Consist of:

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1995       1996
                                                                               ---------  ---------


                                                                                  (IN THOUSANDS)
Deposits.....................................................................  $  122  $    409
Deferred Offering Costs......................................................      --       804
Inventory....................................................................      --       499
                                                                                 ----- --------
                                                                               $  122  $  1,712
                                                                                ---------------
                                                                                ---------------

5. INTANGIBLE ASSETS

      Intangible Assets Consist of:

                                                                                      DECEMBER 31,
                                                                                     (IN THOUSANDS)
                                                                                 ----------------------
                                                                                    1995        1996
                                                                                    -----     ---------
Deferred Financing Costs.......................................................   $  --       $ 347
Lease Guarantee................................................................      50         110
Rights to client lists.........................................................      10          10
Professional Services..........................................................      --          56
Other..........................................................................      10          22
                                                                                    -----     ---------
                                                                                     70         545
Less accumulated amortization..................................................      --        (229)
                                                                                    -----     ----------
                                                                                  $  70         316
                                                                                    -----     ---------
                                                                                    -----     ---------

6. NOTES PAYABLE

    In 1995 the Company had three secured revolving credit agreements with its banks. The outstanding principal balances under these lines of credit were $1,000,000, $248,000 and $246,000 at December 31, 1995. The effective interest rates at December 31, 1995 were 6.48%, 7.62% and 7.65%, respectively. The Company repaid amounts outstanding on such lines of credit on April 6, 1996, March 14, 1996 and June 8, 1996 respectively. The lines of credit subsequently expired.

    In June 1996, the Company issued to 17 investors, promissory notes aggregating $2,950,000. Certain of the investors are directors and stockholders of the Company. The 10% promissory notes expire on June 6, 1997. As described in Note 7, the Company issued warrants valued at $116,000 to note holders. The fair value of the warrants is included in deferred financing costs and is being amortized as interest expense over the life of the notes resulting in a 13.4% effective interest rate. Interest expense, which is paid in advance, on these notes was approximately $198,000 for the year ended December 31, 1996.

CONVERTIBLE DEBT

    In October 1996, the Company issued a $5 million, one year promissory note at prime plus 2% to UUNET Technologies, Inc. ("UUNET"). Upon closing of the initial public offering, the note became convertible into a maximum of 382,000 shares of Common Stock at a conversion price between $13.20 per share and $16.00 per share depending upon the number of shares of Common Stock purchased in the initial offering by certain investors in Series A Convertible Preferred Stock. UUNET is a provider of services to the Company and has a designate on the Company's board of directors.

7. CAPITAL STOCK AND MANDATORILY REDEEMABLE EQUITY SECURITIES

BUY-SELL AGREEMENT

    The Company and certain stockholders entered into a Buy-Sell Agreement pursuant to which the Company has the first right of refusal upon sale or transfer of shares of Common Stock by these stockholders. The right expired upon consummation of the Company's initial public offering.

COMMON STOCK

    The Company issued 45,485 shares of Common Stock at $4.84 per share and 25,000 shares of Common Stock at $4.84 per share on January 18, 1996 and March 20, 1996, respectively. On May 6, 1996, the Company issued 852,460 shares of common stock at $9.76 per share in a private placement. As a result of these placements, EarthLink raised, in the aggregate, $8,660,000.

COMMON STOCK ISSUANCES FOR OTHER THAN CASH

    On May 5, 1996, the Company issued 5,122 shares of Common Stock at $9.76 per share, to a sub-contractor in lieu of cash for services provided to the Company. In September 1996, the Company issued 37,500 shares of Common Stock at $11.00 per share as consideration for the termination of a consulting agreement.

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On September 10, 1996, the Company issued 2,727,273 shares of its Series A Redeemable Convertible Preferred Stock to investors including among others, certain directors, stockholders and the Underwriter associated with the Company's initial public offering and certain of its associates for $15,000,000. Stock issuance costs of $987,000 have been charged to redeemable convertible preferred stock. Each two shares of the Series A Convertible Preferred Stock was automatically converted upon consummation of the initial public offering of the Company's common stock on January 22, 1997. Assuming conversion of the Series A Redeemable Convertible Preferred Stock into shares of common stock on December 31, 1996, the pro forma number and par value of common stock shares outstanding would be 7,386,348 and $74,000, respectively.

    Holders of Series A Convertible Preferred Stock are entitled to voting rights and participation in dividends equivalent to the number of common shares issuable if converted. The Series A Convertible Preferred Stockholders have the exclusive right to elect one director and participate in the election of other directors along with holders of Common Stock. In the event of a change in ownership, as defined, the holders of the Company's Series A Convertible Preferred Stock have the right to demand complete redemption. The holders of the Company's Series A Convertible Preferred Stock have a liquidation preference equal to their initial investment. Any assets remaining after the preferred liquidation preference plus declared and unpaid dividends will be distributed to the holders of Common Stock. The Series A Convertible Preferred Stock was automatically converted into shares of Common Stock upon consummation of the Company's initial public offering. (See Note 13.)

8. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

    1995 Stock Option Plan

    In September 1995, the Company established the EarthLink Network 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options to purchase up to 1,250,000 shares of common stock to employees of the Company and non-qualified stock options to employees, officers, directors and consultants of the Company. The 1995 Plan is administered by a committee appointed by the Board which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. The exercise price of all options granted under the plan must be at least 100% of the fair market value on the date of grant. Options generally vest in equal quarterly increments over a five year period.

DIRECTORS STOCK OPTION PLAN

    In September 1995, the Company established the EarthLink Directors Stock Option Plan (the "Directors Plan"). The Directors Plan as amended and restated in December 1996, provides for the grant of options to purchase 62,500 shares of Common Stock to directors who do not also serve as employees of the Company and do not beneficially own, nor are employees, directors or officers of any entity which owns 5% or more of the outstanding shares of the Company's capital stock. Under the Directors Plan, grants of options to purchase 10,000 and 2,500 shares of Common Stock are automatically made to each non-management director at such time as the person first becomes a member of the Board of Directors and at the beginning of each fiscal year, respectively. Options generally vest in equal quarterly increments over a five year period. As of December 31, 1996, there were no options to purchase shares of Common Stock outstanding under the Directors Plan.

NON-QUALIFIED OPTION GRANTS

    In addition to the options granted under the plan described above, the Company granted non-qualified stock options to certain employees, officers and directors. Non-qualified options have a maximum term of ten years and generally vest in equal quarterly increments over a five-year period.

    Following is a summary of the status of the incentive stock and non-qualified options during the two years ended December 31, 1996.

                                                                                          INCENTIVE STOCK OPTIONS
                                                                                          -----------------------
                                                                                            OPTIONS OUTSTANDING
                                                                                            -------------------
                                                                                                         WEIGHTED
                                                                                                          AVERAGE
                                                                              NUMBER OF   OPTION PRICE    EXERCISE
                                                                               SHARES      PER SHARE       PRICE
                                                                             ----------  -------------  -----------

Plan Creation 1995
Granted....................................................................     232,500    $      4.84   $    4.84
                                                                              ----------   ----------    ----------
Balance at December 31, 1995...............................................     232,500  $        4.84   $    4.84
Granted....................................................................     806,250  $  4.84-11.00   $    8.25
Forfeited..................................................................     (10,500) $        9.76   $    9.76
                                                                              ----------   -----------   ------------
Balance at December 31, 1996...............................................   1,028,250  $  4.84-11.00   $    7.48
                                                                              ----------   ------------  ------------
                                                                              ----------   ------------  ------------


                                                                                              OPTIONS EXERCISABLE
                                                                                           --------------------------
                                                                                                           WEIGHTED
                                                                                                            AVERAGE
                                                                               NUMBER OF   OPTION PRICE    EXERCISE
                                                                                SHARES       PER SHARE       PRICE
                                                                              -----------  -------------  -----------
Plan Creation 1995
Granted.....................................................................      36,125   $        4.84        4.84
                                                                                ----------   -----------   ----------
Balance at December 31, 1995................................................      36,125   $        4.84   $    4.84
Granted.....................................................................      48,031   $  4.84-11.00   $    6.94
                                                                                -----------  ------------  -----------
Balance at December 31, 1996................................................      84,156   $  4.84-11.00   $    6.04
                                                                                -----------  ------------  -----------
                                                                                -----------  ------------  -----------

                                                                    NON-QUALIFIED STOCK OPTIONS
                                                                ---------------------------------------
                                                                           OPTIONS OUTSTANDING
                                                                        --------------------------

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                            NUMBER OF   OPTION PRICE    EXERCISE
                                                             SHARES       PER SHARE     PRICE
                                                           -----------  -------------  -----------

Granted in 1995..........................................     425,000   $     0.60-1.81  $    1.60
Forfeited                                                     (60,209)  $          0.60  $    0.60
                                                             ---------  ---------------  ----------
Balance at December 31, 1995.............................     364,791   $     0.60-1.81  $    1.76
Granted..................................................     175,000   $    4.84-11.00  $    7.48
                                                             ---------  ---------------  -----------
Balance at December 31, 1996.............................     539,791   $     0.60-1.81  $    3.62
                                                             ---------  ---------------  -----------
                                                             ---------  ---------------  -----------

                                                                                              OPTIONS EXCERCISABLE
                                                                                            -------------------------
                                                                                                           WEIGHTED
                                                                                                            AVERAGE
                                                                                NUMBER OF   OPTION PRICE   EXERCISE
                                                                                 SHARES      PER SHARE       PRICE
                                                                               -----------  ------------  -----------
Granted in 1995..............................................................      97,292    $0.60-1.81    $    1.63
                                                                               -----------   ----------   -----------
Balance at December 31, 1995.................................................      97,292    $0.60-1.81    $    1.63
Granted......................................................................          --            --           --
Balance at December 31, 1996.................................................      97,292    $0.60-1.81    $    1.63
                                                                               -----------  -----------   -----------
                                                                               -----------  -----------   -----------

    The summary of non-qualified options includes warrants to purchase 100,000 shares of Common Stock at $4.84. These warrants were issued for service on the Board of Directors and as such are accounted for under APB 25.

    Had compensation cost been determined on the basis of fair value pursuant to SFAS 123, net loss and net loss per share would have been increased as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                       1995          1996
                                                                   ------------  -------------
Net Loss
As reported......................................................  $  6,120,000  $  31,149,000
                                                                   ------------  --------------
                                                                   ------------  --------------
Pro forma........................................................  $  6,405,000  $  32,448,000
                                                                   ------------  --------------
                                                                   ------------  --------------
Net loss per share
As reported......................................................  $       1.25  $        4.50
                                                                   ------------  --------------
                                                                   -------------  -------------
Pro forma........................................................  $       1.31  $        4.69
                                                                   -------------  -------------
                                                                   -------------  -------------

    The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during both periods: dividend yield of 0.0%, risk free interest rate of 5.83% and expected option term of 10 years.

WARRANTS

    The Company has issued to certain Board members, consultants, lease providers, creditors and others warrants to purchase shares of the Company's Common Stock.

    On December 15, 1994, certain stockholders provided the Company a revolving line of credit of $400,000 bearing interest at a rate of 8.1%. As of December 31, 1994, the outstanding balance was $67,000. The loan balance, including interest expense of $15,000, was repaid during the year ended December 31, 1995. The Company issued warrants to the stockholders to purchase 150,000 shares of Common Stock at $1.81 per share valued at $69,000, based upon an appraisal obtained by the Company, as additional consideration for this line of credit. These warrants expire June 19, 2000.

    On September 1, 1995, certain stockholders guaranteed a $500,000 lease for networking equipment. The Company issued warrants to purchase 50,000 shares of Common Stock at $1.81 per share, valued at $25,000, based upon an appraisal obtained by the Company, as consideration for this guarantee. These warrants expire August 31, 2000.

    On December 13, 1995, certain stockholders provided the Company with a $250,000 Irrevocable Standby Letter of Credit as a performance guarantee for a real estate lease. In conjunction with this transaction the Company issued warrants to purchase 50,000 shares at $4.84 per share, valued at $25,000, based upon an appraisal obtained by the Company. These warrants expire December 1, 2000.

    On January 11, 1996, certain stockholders guaranteed a $1,500,000 lease for networking equipment. The Company issued warrants to purchase 100,000 shares of Common Stock at $4.84 per share. The value of the warrants has been reflected in intangible assets. These warrants expire January 11, 2001.

    On January 12, 1996 the Company issued warrants to purchase 100,000 shares of Common Stock at $4.84 to Board members. The warrants vest quarterly over five years. As these warrants were issued for service on the Board of Directors they are accounted for under APB 25 and as such are included in the summary of nonqualified options and are not included in the summary of warrant grants below.

    On January 18, 1996, LINC Capital Partners, Inc. ("LINC") provided a $1,500,000 lease line for equipment. The Company issued warrants to LINC to purchase 50,000 shares of Common Stock at $4.84 per share. The value of the warrants has been reflected as deferred financing costs. These warrants expire January 18, 2006.

    On February 15, 1996, Boston Financial & Equity Corporation ("Boston Financial") provided a $700,000 lease line for equipment. The Company issued warrants to Boston Financial to purchase 5,000 shares of Common Stock at $9.76 per share. The value of the warrants has been reflected as deferred financing costs. These warrants expire February 15, 2006.

    On May 6, 1996, the Company agreed to issue warrants to a producer of infomercials and commercials to purchase 50,000 shares of Common Stock at an exercise price of $9.76 per share upon completion, subject to the Company's approval, of 15-second and 60-second commercials for the Company's services. In addition, the Company agreed to issue additional warrants to purchase a maximum of 300,000 shares of Common Stock based upon the number of customers obtained through the commercials. Through December 31, 1997, the exercise price will be $9.76; per share thereafter, the exercise price will be set at the then fair value of the Common Stock. The value of the warrants will be reflected as consideration upon issuance.

    On May 10, 1996, the Company issued warrants to purchase 45,477 shares of Common Stock at $9.76 per share to various lessors in return for lease lines and other services to the Company. The value of the warrants has been reflected as deferred financing costs. The warrants expire on May 10, 2006.

    On May 31,1996, in connection with the amendment and restatement of the UUNET Agreement, the Company agreed to issue warrants to purchase 10,000 shares of Common Stock at an exercise price of $20.00 per share.

    In connection with the issuance of promissory notes aggregating $2,950,000, the Company issued to the lenders warrants to purchase an aggregate of 98,340 shares of Common Stock at an exercise price of $11.00 per share, as adjusted. The value of the warrants has been reflected as deferred financing costs.

    In connection with the execution of the PSINet, Inc. ("PSINet") agreement on July 22, 1996 (Note 10) the Company issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $20.00 per share. The value of the warrants has been reflected as deferred financing costs.

    In connection with the private placement of Series A Convertible Preferred Stock, described above, the Company granted to certain purchasers of the Series A Convertible Preferred Stock warrants to purchase 100,000 shares of common stock at $11.00 per share.

    On September 24, 1996 the Company issued warrants to purchase 7,500 shares of the Company's common stock at $11.00 per share to each of the three members of the Company's Technology Advisory Council. The warrants vest quarterly over two years. The value of the warrants is reflected as deferred professional services expense and amortized ratably over the vesting period.

    A summary of these warrant grants is as follows:

                                                                                       WARRANTS OUTSTANDING
                                                                              ---------------------------------------
                                                                                                            WEIGHTED
                                                                                                            AVERAGE
                                                                               NUMBER OF   WARRANT PRICE    EXERCISE
                                                                                SHARES       PER SHARE       PRICE
                                                                              -----------  -------------  -----------
Granted.....................................................................     150,000    $      1.81    $    1.81
                                                                              -----------  -------------  -----------
Balance at December 31,1994.................................................     150,000    $      1.81    $    1.81
Granted.....................................................................     110,330    $ 1.81-4.84    $    3.47
                                                                              -----------  -------------  -----------
Balance at December 31,1995.................................................     260,330    $1.81-11.00    $    2.51
Granted.....................................................................     531,317    $4.84-20.00    $   11.01
                                                                              -----------  -------------  -----------
Balance at December 31,1996.................................................     791,647    $1.81-20.00    $    8.21
                                                                              -----------  -------------  -----------
                                                                              -----------  -------------  -----------


                                                                                       WARRANTS EXCERCISABLE
                                                                              ---------------------------------------
                                                                               NUMBER OF   WARRANT PRICE    EXERCISE
                                                                                SHARES       PER SHARE       PRICE
                                                                              -----------  -------------  -----------

Granted.....................................................................     150,000    $      1.81    $    1.81
                                                                              -----------  -------------  -----------
Balance at December 31,1994.................................................     150,000    $      1.81    $    1.81
Granted.....................................................................     110,330    $ 1.81-4.84    $    3.47
                                                                              -----------   ------------  ------------
Balance at December 31,1995.................................................     260,330    $1.81-11.00    $    2.51
Granted.....................................................................     508,817    $4.84-20.00    $   11.01
                                                                              ------------  ------------- ------------
Balance at December 31,1996.................................................     769,147    $1.81-20.00    $    8.13
                                                                              ------------  -------------  ------------
                                                                              ------------  -------------  ------------




9. INCOME TAXES

    The stockholders, upon incorporating the Company, elected to treat the Company as an S Corporation under the Internal Revenue Code. On June 19, 1995, this election was revoked as certain ineligible entities (i.e partnerships and zcorporations) became stockholders. Losses of $1,261,000 incurred from inception through June 19, 1995 have been reclassified from accumulated deficit to Common Stock as a result of the change to C Corporation status. The Company is now subject to income taxes on income earned after June 19, 1995. At December 31, 1995 and December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $3,328,000 and $33,751,000 respectively, which begin to expire in 2010. The Internal Revenue Code of 1986, as amended, includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership. Due to the Company's initial public offering, utilization of the Company's net operating loss carryforwards to offset future income may be limited.

       DEFERRED TAX ASSETS INCLUDE THE FOLLOWING:

                                                                            DECEMBER 31,
                                                                   ---------------------------
                                                                       1995          1996
                                                                   ------------  -------------
Net operating loss carryforwards.................................  $  1,304,000  $  13,578,000
Deferred financing costs.........................................            --         88,000
Depreciation.....................................................            --         50,000
Vacation accrual.................................................        27,000        103,000
                                                                   --------------  ------------
Gross deferred tax assets........................................     1,331,000     13,819,000
Deferred tax asset valuation allowance...........................    (1,331,000)   (13,819,000)
                                                                   --------------  ------------
                                                                   $         --  $    --
                                                                   --------------  ------------
                                                                   --------------  ------------

    The Company recorded a full valuation allowance for net deferred tax assets due to the uncertainty of future taxable income.

10. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases its facilities and certain equipment under non-cancelable operating leases expiring in various years through 2000. Total rent expense in 1994 , 1995 and 1996 for all operating leases amounted to $24,000, $145,000 and $914,000, respectively. The Company also leases equipment, primarily data communications equipment, under non-cancelable capital leases. Most of the Company's capital leases include purchase options at the end of the lease term.

    During the years ended December 31, 1995 and 1996, the Company financed the acquisition of data processing and office equipment amounting to approximately $556,000 and $11.3 million, respectively, by entering into a number of agreements for the sale and leaseback of equipment. The sale leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses have been recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement.

Minimum lease commitments under non-cancelable leases at December 31, 1996 are as follows:


YEAR ENDING                                                                        CAPITAL    OPERATING
DECEMBER 31,                                                                       LEASES     LEASES
                                                                                   --------  -----------
                                                                                      (IN THOUSANDS)
1997 .........................................................................   $   4,462   $   1,449
1998 .........................................................................       4,420       1,501
1999 .........................................................................       2,936       1,445
2000 .........................................................................         311       1,442
2001 .........................................................................          76       1,124
Thereafter....................................................................          --       4,620
                                                                                 ---------   ---------
Total minimum lease payments..................................................      12,205   $  11,581
                                                                                             ---------
                                                                                             ---------
Less amount representing interest.............................................     (2,535)
                                                                                 ----------
Present value of future lease payments........................................      9,670
Less current portion..........................................................     (3,582)
                                                                                 ----------
                                                                                 $  6,088
                                                                                 ----------
                                                                                 ----------


GUARANTEED USAGE LEVELS

    At December 31, 1996, the Company has committed to guaranteed usage levels of data and voice communication with certain telecommunication vendors in the aggregate amount of $3,135,000.

SIGNIFICANT AGREEMENTS

    Access to the Internet for customers outside of the Company's California regional base is provided through points of presence ("POP") capacity leased from UUNET. EarthLink is in effect a reseller of UUNET's services, buying in bulk at a discount, and providing access to EarthLink's customer base at EarthLink's normal rates. Payment to UUNET is generally concurrent with EarthLink's receipt of funds from customers. UUNET was recently acquired by MFS Communications, Inc. ("MFS"), a supplier of local and long distance telephone service. In August 1996, MFS and WorldCom, Inc. ("WorldCom") announced that MFS and WorldCom had executed a definitive agreement for the merger of MFS into WorldCom. At December 31, 1996, $35,000 and $1.4 million in amounts due to UUNET were recorded in accounts payable and other accrued liabilities, respectively.

    In October 1996, the Company's agreement with UUNET was amended. Under the amended agreement, the Company pays UUNET a monthly fee equal to the greater of a specified minimum or an amount that varies based primarily on peak customer usage. The Company also pays UUNET an additional fee to the extent that hours of usage exceed a formula set forth in the agreement. This agreement has a term that expires in March 1999 (subject to earlier cancellation after March 1998 with one year's prior notice, but provided that if this notice is given, the Company is required to begin to reduce its usage of UUNET's POPs in accordance with a schedule set forth in the agreement). If the agreement expires at the end of its term, it is automatically renewed for consecutive one-year terms unless prior notice of termination is given. Minimum fees under the agreement are:


YEAR ENDING
DECEMBER 31,                                                      IN MILLIONS
-----------
1997 .............................................................  $  16.2
1998 .............................................................     22.8
1999 .............................................................      6.0
                                                                   -----------
Total.............................................................. $  45.0
                                                                   -----------
                                                                   -----------

    EarthLink has licensed Netscape Navigator software ("Netscape
Navigator"), the World Wide Web client software, from Netscape Communications Corporation. This license permits the Company to distribute Netscape Navigator as part of its EarthLink Network TotalAccess software package. Management believes that contract renewal, under conditions acceptable to EarthLink, is probable.

    On July 22, 1996 the Company entered into an agreement with PSINet, Inc. ("PSINet") pursuant to which the Company intends to lease POP access from PSINet, becoming in effect a reseller of PSINet services in a similar fashion to the Company's UUNET arrangement, as amended.

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                            1995         1996
                                                          --------     ---------
                                                              (IN THOUSANDS)
Cash paid for:
Interest...............................................   $      60   $   1,041
Income taxes...........................................   $       1   $       1

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    As discussed in Note 2, the Company obtained a covenant not to compete agreement in exchange for warrants valued at $5,000.

    As discussed in Note 7, certain stockholders guaranteed a $500,000 equipment lease in exchange for warrants valued at $25,000 and provided a standby letter of credit as a performance guarantee for a real estate lease in exchange for warrants valued at $25,000 during the year ended December 31, 1995. The Company obtained a revolving line of credit of $400,000 in exchange for warrants valued at $69,000 during 1994.

12. REINCORPORATION

    On June 27, 1996, the Company effected a reincorporation in Delaware. As a result of the reincorporation, the Company's authorized shares of Common Stock were increased to 25,000,000 shares with a par value of $0.01 per share. In addition, the Company authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share. In March 1995 and January 1996 the Company effected splits of the Company's Common Stock of 100-for-1 and 10-for-1, respectively. In December 1996, the Company effected a 1-for-2 reverse stock split. The accompanying financial statements have been retroactively adjusted to give effect to the reincorporation, the stock splits and the reverse stock split.

13. SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING

    On January 22, 1997 the Company executed its initial public offering. The offering consisted of 2,000,000 shares of common stock issued at $13 per share. Net proceeds to the Company were approximately $23.5 million. Upon consummation of the offering 2,727,273 shares of the Company's Series A Convertible Preferred Stock were converted to 1,363,624 shares of Common stock. The holders of $725,000 of the 10% Promissory Notes converted their indebtedness into 55,767 shares of Common Stock upon consummation of the initial public offering. On January 29, 1997 the Company repaid the $2,225,000 balance remaining of the 10% Promissory Notes. At the completion of this offering, 9,442,115 shares of Common Stock were outstanding.

    On February 13, 1997 the Underwriter exercised its over-allotment option and purchased 284,750 shares at the initial public offering price of $13.00. Net proceeds to the Company were approximately $3.4 million.

PROFIT SHARING PLAN

    Effective January 1, 1997, the Company implemented a profit sharing plan (the Plan) pursuant to Section 401(k) of the internal revenue code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the code. The Plan provides for a matching contribution from the Company which vests over four years from the participants date of hire.

LEASES

    EarthLink has signed a lease for an additional 55,000 square feet in a facility located adjacent to its corporate headquarters in which it plans to house its data center. The lease term commenced and the Company began occupation of this new space in February 1997 for an initial ten-year term. Monthly rental will be $66,000 for the first 60 months increasing to $77,000 for the remaining 60 months.

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION                          PAGE
------- --------------------------------------------------------------  ----
 3.1 Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company's Registration Statement on Form S-1--File No. 333-15781). (a) Certificate of Amendment of Amended and
       Restated Certificate of Incorporation (Exhibit 3.1(a) to the Company's Registration Statement on Form S-1--File No.
       333-15781).

 3.2 Bylaws (Exhibit 3.2 to the Company's Registration Statement on Form S-1--File No. 333-15781).

 3.3 Certificate of Designation Preferences and Rights of Series A Convertible Preferred Stock (Exhibit 3.3 to the Company's Registration Statement on Form S-1 -File No. 333-15781). (a) Certificate of Amendment of EarthLink Network, Inc. Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (Exhibit 3.3(a) to the Company's Registration Statement on Form S-1--File No. 333-15781).

 4.1 See exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws defining rights of holders of Common Stock.

 4.2   Specimen Stock Certificate (Exhibit 4.2 to the Company's
       Registration Statement on Form S-1--File No. 333-15781).

 4.3   Form of Warrant Agreement (Exhibit 4.3 to the Company's
       Registration Statement on Form S-1--File No. 333-15781).

 4.4 Registration Rights Agreement, Amendment No. 1 to Registration Rights Agreement and Amendment No. 2 to Registration Rights Agreements (Exhibit 4.4 to the Company's Registration
       Statement on Form S-1--File No. 333-15781) (See also Exhibit
       10.23(c)).

 4.5 Buy-Sell Agreement, dated June 10, 1995, among the Company, Sky Dayton, Reed Slatkin and Kevin O'Donnell (Exhibit 4.5 to the Company's Registration Statement on Form S-1--File No.
       333-15781).

 9.1 Voting Trust Agreement, dated June 10, 1995, among Sky Dayton, Reed Slatkin and Kevin O'Donnell (Exhibit 9.1 to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.1 1995 Stock Option Plan and forms of Stock Option Agreement and Stock Purchase Agreement (Exhibit 10.1 to the Company's
       Registration Statement on Form S-1 - File No. 333-15781).

10.2   Amended and Restated Stock Option Plan for Directors (Exhibit
       10.2 to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.3 Master Lease Agreement, dated February 8, 1996, between the Company and Boston Financial & Equity Corporation (Exhibit
       10.3 to the Company's Registration Statement on Form S-1--
       File No. 333-15781).

10.4   Lease Line Agreement, dated January 30, 1996, between the
       Company and Boston Financial & Equity Corporation (Exhibit
       10.4 to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.5 Master Lease Agreement, dated September 1, 1995, between the Company and LINC Capital Management (Exhibit 10.5 to the
       Company's Registration Statement on Form S-1--File No.
       333-15781).

10.6 Netscape Communications Corporation Internet Service Provider Navigator Distribution Agreement dated May 31, 1996, between the Company and Netscape Communications Corporation (Exhibit
       10.6 to the Company's Registration Statement on Form S-1--File No. 333-15781). (a) Amendment No. 1 to Netscape Communications Corporation Internet Service Provider Agreement (Exhibit 10.6(a) to the Company's Registration Statement on Form S-1-- File No. 333-15781). (b) Amendment No. 2 to Netscape Communications Corporation Internet Service Provider Agreement (Exhibit 10.6(b) to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.7 Network Services Agreement dated May 31, 1996, between the Company and UUNET Technologies, Inc. (Exhibit 10.7 to the Company's Registration Statement on Form S-1--File No. 333-15781). (a) Addendum No. 1 to Network Services Agreement (Exhibit 10.7(a) to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.8   Software Distribution Agreement (MacTCP), dated October 2,
       1995, between the Company and Apple Computer, Inc. (Exhibit
       10.8 to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.9    Employment Agreement, dated January 15, 1996, between the
        Company and Charles G. Betty (Exhibit 10.9 to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.10 Indemnification Agreement, dated August 31, 1995, among the Company and Kevin O'Donnell as Indemnitors and Reed Slatkin as Indemnitee (Exhibit 10.10 to the Company's Registration
        Statement on Form S-1 -File No. 333-15781).

10.11 Indemnification and Participation Agreement, dated December 1, 1995, among the Company and Kevin O'Donnell as Indemnitors and Reed Slatkin as Indemnitee (Exhibit 10.11 to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.12   Standard Industrial/Commercial Multi-Tenant Lease, dated
        December 1, 1995, between the Company and Becton, Dickinson (Exhibit 10.12 to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.13   Business Loan Agreement, dated June 15, 1995, and Promissory
        Note in the original principal amount of $250,000 between the Company and California United Bank (Exhibit 10.13 to the
        Company's Registration Statement on Form S-1--File No.
        333-15781).

10.14 Line of Credit Note in the original principal amount of $250,000, dated June 23, 1995, and Security Agreement, dated June 23, 1995, between the Company and the Bank of California, N.A. (Exhibit 10.14 to the Company's Registration Statement on Form S-1 -File No. 333-15781).

10.15 Line of Credit Note in the original principal amount of $1,000,000, dated November 2, 1995, between the Company and the Bank of California, N.A. (Exhibit 10.15 to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.16 Production and Distribution Agreement, dated May 6, 1996, between the Company and National Media Corporation (Exhibit
        10.16 to the Company's Registration Statement on Form S-1--File No. 333-15781). (a) Amendment No. 1 to Production and Distribution Agreement (Exhibit 10.16(a) to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.17 Documents evidencing the Company's sale of $2,950,000 of its 10% Promissory Notes, dated June 18, 1996: (a) Form of Subscription Agreement (Exhibit 10.17 to the Company's Registration Statement on Form S-1-File No. 333-15781). (b) Form of Warrant (Exhibit 10.17(a) to the Company's Registration Statement on Form S-1--File No. 333-15781). (c) Form of 10% Promissory Note (Exhibit 10.7(b) to the Company's Registration Statement on Form S-1 -File No. 333-15781).

10.18 Amended and Restated Stock Purchase Agreement Relating to 2,727,273 Shares of Series A Convertible Preferred Stock between the Company and the Investors named therein, dated September 10, 1996 (Exhibit 10.18 to the Company's Registration Statement on Form S-1-- File No. 333-15781). (a) Form of Stock Purchase Warrant (Exhibit 10.18(a) to the Company's Registration Statement on Form S-1 - File No. 333-15781).

10.19   Internet Wizard Sign-Up Agreement between the Company and
        Microsoft Corporation, dated August 16, 1996 (Exhibit 10.19 to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.20 Network Access Agreement between the Company and PSINet, Inc., dated July 22, 1996 and Amendment No. 1 to Network Access
        Agreement (Exhibit 10.20 to the Company's Registration
        Statement on Form S-1--File No. 333-15781).

10.21 Office Lease by and between The Mutual Life Insurance Company of New York, as Landlord, and the Company, as Tenant, dated September 20, 1996 (Exhibit 10.21 to the Company's
        Registration Statement on Form S-1--File No. 333-15781).

10.22 Standard Office Lease by and between Glen Feliz Properties, as Landlord, and the Company, as Tenant, dated July 2, 1996
        (Exhibit 10.22 to the Company's Registration Statement on Form S-1--File No. 333-15781).

10.23 Amended and Restated Note Purchase Agreement between the Company and UUNET Technologies, Inc., dated October 31, 1996 (Exhibit 10.23 to the Company's Registration Statement on Form S-1--File No. 333-15781). (a) $5,000,000 Convertible Note
        (Exhibit 10.23(a) to the Company's Registration Statement on Form S-1-File No. 333-15781). (b) Stockholders Agreement (Exhibit 10.23(b) to the Company's Registration Statement on Form S-1--File No. 333-15781). (c) Addendum to Amended and Restated Registration Rights Agreement (Exhibit 10.23(c) to the Company's Registration Statement on Form S-1--File No. 333-15781).

11.1    Statement of computation of per share earnings -filed herewith.

23.1 Consent of Price Waterhouse LLP, independent public accountants --filed herewith.

27.     Financial Data Schedule--filed herewith.