Form 10-Q
period 1997-03-31
EARTHLINK NETWORK INC
filed 1997-05-14
CIK 1015580

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934


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

                                    (818) 296-2400
                    (REGISTRANT'S TELEPHONE, INCLUDING AREA CODE)
                                 ____________________

      Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value
                                 ____________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---
There were 9,732,994 shares of Common Stock outstanding as of April 30, 1997.

                               EARTHLINK NETWORK, INC.
                            QUARTERLY REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED MARCH 31, 1997

                                  TABLE OF CONTENTS

                                        PART I
Item 1.  Financial Statements and Supplementary Data . . . . . . . . . . . .  1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Result of Operations . . . . . . . . . . . . . . . . . . . . . . 6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  . . . . 12


                                       PART II

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  12

                                 PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          EARTHLINK NETWORK, INC.

                              BALANCE SHEET

                                 ASSETS

                                              DECEMBER 31, 1996   MARCH 31, 1997
                                              -----------------   --------------
                                                  (AUDITED)         (UNAUDITED)
                                                         (in thousands)
Current assets:
    Cash and cash equivalents                     $  3,993            $  13,149
    Restricted short-term investment                 1,087                1,087
    Accounts receivable, net                         1,725                1,933
    Prepaid expenses                                   885                  600
    Other assets                                     1,383                1,248
                                                  --------             --------
         Total current assets                        9,073               18,017
Other long-term assets                                 329                  382
Property and equipment, net                         17,401               20,387
Intangibles, net                                       316                  320
                                                  --------             --------
                                                  $ 27,119             $ 39,106
                                                  --------             --------
                                                  --------             --------

        LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                     AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Trade accounts payable                        $ 11,207             $  4,388
    Accrued payroll and related expenses             1,469                1,478
    Other accounts payable and accrued
      liabilities                                    2,061                2,732
    Current portion of capital lease obligations     3,582                4,381
    Notes payable                                    7,950                5,000
    Deferred revenue                                 2,010                2,395
                                                  --------             --------
         Total current liabilities                  28,279               20,374
Long-term debt                                       6,088                7,186
                                                  --------             --------
         Total liabilities                          34,367               27,560
                                                  --------             --------

Mandatorily redeemable convertible
  preferred stock                                   14,013                  -

Stockholders' equity (deficit)
    Common stock                                        60                   98
    Additional paid-in capital                      14,236               55,308
    Warrants to purchase common stock                  599                  675
    Accumulated deficit                            (36,156)             (44,535)
                                                  --------             --------
Total stockholders' equity (deficit)               (21,261)              11,546
                                                  --------             --------
                                                  $ 27,119             $ 39,106
                                                  --------             --------
                                                  --------             --------

   The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC
                            STATEMENT OF OPERATIONS


                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ------------------
                                                   1996              1997
                                                 --------          --------
                                                    (in thousands, except
                                                      per share amounts)
                                                          (UNAUDITED)

Revenues:
    Recurring revenues                             $ 2,628          $14,086
    Other revenues                                     790            1,632
                                                   -------          -------
         Total Revenues                              3,418           15,718
Operating costs and expenses:
    Cost of recurring revenue                        1,698            7,955
    Cost of other revenue                              569              915
    Sales and marketing                              2,209            4,961
    General and administrative expenses              1,632            3,502
    Operations and customer support                  2,098            6,422
                                                  --------         --------
                                                     8,206           23,755
                                                  --------         --------

    Loss from operations                            (4,788)          (8,037)
    Interest expense                                  (100)            (507)
    Interest income                                     19              165
                                                  --------         --------
         Net loss                                  $(4,869)         $(8,379)
                                                  --------         --------
                                                  --------         --------

    Net loss per share                            $  (0.79)        $  (0.92)
                                                  --------         --------
                                                  --------         --------

    Weighted average shares outstanding (Note 1)     6,138           9,094
                                                  --------         --------
                                                  --------         --------





  The accompanying notes are an integral part of these financial statements

                            EARTHLINK NETWORK, INC
                            STATEMENT OF CASH FLOWS



                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                               ---------------------
                                                 1996         1997
                                               --------     --------
                                                   (in thousands)
                                                     (UNAUDITED)

Net cash used in operating activities           $(2,829)    $(12,101)
                                                -------     --------

Cash flows from investing activities:
    Purchases of property and equipment          (4,247)      (4,786)
    Liquidation of restricted short-term
      investment                                  1,000          -
                                                -------     --------
        Net cash used in investing activities    (3,247)      (4,786)
                                                -------     --------

Cash flows from financing activities:
    Payment of line of credit                    (1,494)         -
    Decrease in notes payable                       -         (2,225)
    Proceeds from capital lease obligations       2,163        2,783
    Principal payments under capital lease
      obligations                                  (205)        (886)
    Proceeds from issuance of Common Stock, net     341       26,371
    Proceeds from Common Stock pending
      issuance, net                               5,931          -
                                                -------     --------
        Net cash provided by financing
           activities                             6,736       26,043
                                                -------     --------
Net increase in cash and cash equivalents           660        9,156
Cash and cash equivalents, beginning of period      290        3,993
                                                -------     --------
Cash and cash equivalents, end of period        $   950     $ 13,149
                                                -------     --------
                                                -------     --------





   The accompanying notes are an integral part of these financial statements

1.  BASIS OF PRESENTATION

    The condensed financial statements of EarthLink Network, Inc. ("EarthLink" or the "Company") for the three months ended March 31, 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of December 31, 1996 contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at March 31, 1997 and the results of operations and the cash flows for the three month periods ended March 31, 1996 and 1997. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 1997.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.


 2.  RECLASSIFICATION

    Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


 3.  NET LOSS PER SHARE

    For the quarter ended March 31, 1997, options to purchase shares of Common Stock, warrants to purchase shares of Common Stock and debt instruments convertible into shares of Common Stock are excluded from the calculation as their effect is antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, Common Stock and Common Stock equivalent shares issued by the Company at prices below the Company's initial public offering price during the twelve month period prior to the Company's initial public offering, which was effected on January 21, 1997, have been included in the calculation for the quarter ended March 31, 1996 as if they were outstanding for all periods prior to the initial public offering, regardless of whether they are dilutive (using the treasury stock method and an initial public offering price of $13.00 per share). Accordingly, all common stock equivalents are included in the earnings per share calculations for the quarter ended March 31, 1996, even though the effect on net loss is antidilutive. The Series A Convertible Preferred Stock shares have been included for the respective weighted average periods for which such shares were outstanding, even though their effect is antidilutive.


4.  INCENTIVE STOCK OPTION GRANTS

    On January 22, 1997 and March 20, 1997, the Company granted incentive stock options to purchase 138,500 shares of Common Stock at $13.00 per share and
66,375 shares of Common Stock at $10.50 per share, respectively.   The options
were granted pursuant to the Company's 1995 Stock Option Plan.

5.  INITIAL PUBLIC OFFERING

    On January 21, 1997 the Company effected its initial public offering. The offering consisted of 2,000,000 shares of Common Stock issued at $13 per share. Net proceeds to the Company were approximately $23.5 million. Upon consummation of the offering, 2,727,273 shares of the Company's Series A Convertible Preferred Stock were automatically converted to 1,363,624 shares of Common Stock. The holders of $725,000 of the Company's 10% Promissory Notes, including certain stockholders, converted their indebtedness into 55,767 shares of Common Stock upon consummation of the initial public offering. On January 29, 1997, the Company repaid the $2,225,000 balance remaining of the 10% Promissory Notes. At the completion of the offering, 9,442,115 shares of Common Stock were outstanding.

    On February 13, 1997 the Underwriter exercised a portion of its over-allotment option and purchased 284,750 shares of the Company's Common Stock at the initial public offering price of $13.00 per share. Net proceeds to the Company from this exercise were approximately $3.4 million.

This report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements, which are typically introduced by statements such as "the Company believes", "anticipates", "estimates" or "expects" certain conditions to exist, reflect management's best current assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward -looking financial statements as a result of certain factors described in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND THE AUDITED FINANCIAL STATEMENTS AND THE NOTES THERETO.

OVERVIEW

    EarthLink Network, Inc. ("EarthLink" or the "Company") is an Internet service provider ("ISP") formed to help its members derive meaningful benefits from the extensive resources of the Internet. The Company focuses on providing access, information, assistance and services to its members to encourage their introduction to the Internet and to help them have a satisfying user experience.

    The Company has experienced net losses in each quarter since it commenced operations. The Company expects that it is likely to continue to incur net losses at least through the end of 1997 as it continues to expend substantial resources to build its infrastructure, develop new service and product offerings and build its sales and marketing and administrative organizations. The Company's operating results have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond the Company's control.

    EarthLink's principal strategy is to rapidly expand its member base and increase its market share. To realize this strategy, the Company is aggressively investing in sales and marketing, increasing its member support capabilities, enhancing its network operations capacity to meet member demand and adding administrative infrastructure. This strategy requires substantial initial cash outlays.

    The Company believes that its long-term success largely depends on maintaining member satisfaction with its services. EarthLink continues to devote significant resources to enhancing its network operations capability, its World Wide Web site and its service offerings. In addition, the Company continues to expand its technical support staff and enhance the staff's effectiveness by providing software tools that can assist the staff in identifying and solving member problems. The Company has introduced a variety of services for business customers, including business Web sites, high-speed ISDN communications capability and frame relay connections, each of which involve a monthly service charge plus set-up fees. The Company has expanded its consumer service offerings, including personalized start pages, chat, the Arena and multiplayer Internet games. In order to maintain its focus on member needs, the Company has leveraged the infrastructure and software development efforts of others by leasing POP capacity from UUNET Technologies, Inc. ("UUNET") and PSINet, Inc. ("PSINet") and licensing software from software developers. The Company believes that this approach gives it flexibility to rapidly expand its service coverage without the need for substantial capital expenditures. The Company will continue to pursue this strategy so that, in addition to its sales and marketing efforts, it can devote its principal resources to improving its members' experience with the Internet.

RESULTS OF OPERATIONS

REVENUES.


                             QUARTER                 QUARTER
                              ENDED       PERCENT     ENDED      PERCENT
                             MARCH 31,   OF TOTAL    MARCH 31,   OF TOTAL
                               1996       REVENUE      1997      REVENUE
                               ----       -------      ----      --------
                                    (in thousands except percentages)
Recurring revenues            $2,628        77%       $14,086       90%
Other revenues                   790        23%         1,632       10%
                              ------                  -------
Total Revenues                $3,418       100%       $15,718      100%
                              ------                  -------
                              ------                  -------

    Recurring revenues consist of monthly fees charged to members for Internet access and other ongoing services. Other revenues generally represent one-time set-up fees. Recurring revenues are recognized over the period in which the services are performed. As indicated in the above chart, the Company experienced substantial growth in revenues for the quarter ended March 31, 1997 as compared to the corresponding quarter of 1996. This growth is primarily attributable to an increase in the number of members who use the Company's services, from approximately 75,000 at March 31, 1996 to 279,000 at March 31, 1997. The increase in revenues was partially offset by credits given to members under the Company's member referral program. Under this program the $19.95 service fee is waived for one month in consideration for each new member referred by an existing member. Waived service fees resulted in a reduction to revenue of approximately $589,000 during the quarter ended March 31, 1997.

    The increase in other revenues is primarily attributable to an increase in the number of members added and one-time set-up fees collected from members. As the Company's member base continues to expand, start-up fees have progressively represented a smaller percentage of revenue. From time to time, the Company waives the one-time set-up fee it charges new members. As competition in the ISP market intensifies, the Company may find it necessary to waive the one-time set-up fee to remain competitive. Therefore, revenues from the one-time set-up fee are expected to decrease in future periods.


 COST OF REVENUES.


                             QUARTER                 QUARTER
                              ENDED       PERCENT     ENDED      PERCENT
                             MARCH 31,   OF TOTAL    MARCH 31,   OF TOTAL
                               1996       REVENUE      1997      REVENUE
                               ----       -------      ----      --------
                                    (in thousands except percentages)

Cost of recurring revenue    $1,698         65%       $7,955         56%


                             QUARTER                 QUARTER
                              ENDED       PERCENT     ENDED      PERCENT
                             MARCH 31,   OF TOTAL    MARCH 31,   OF TOTAL
                               1996       REVENUE      1997      REVENUE
                               ----       -------      ----      --------

Cost of other revenue          $569         72%        $915         56%

    Cost of recurring revenues principally includes telecommunications expenses and depreciation expense on equipment used in network operations for ongoing member services. Included in telecommunications costs are fees paid to UUNET and PSINet for local access to their respective nationwide systems of POPs. Cost of other revenues principally includes expenses related to the registration of new members. These costs include licensing fees for software, software duplication costs and commissions paid to third parties for referring new members to the Company.

    The increase in dollars of the cost of recurring revenue is primarily due to the increase in the number of members. The decrease in cost of recurring revenue as a percentage of recurring revenue is primarily due to the Company's ability to exploit economies of scale to reduce per member costs as the total member base expands.

    As noted above, from time to time, the Company waives the one-time set-up fee it charges new members. Therefore, the increase in cost of other revenue as a percentage of other revenue is due to the waiving of the one-time set-up fee for certain customers while the per set-up costs to the Company have remained constant. Revenues from the one-time set-up fee are expected to decrease in future periods.

    Cost of revenue increased during the second and third quarters of 1996 due to increased hourly member usage and the Company's expansion to nationwide service through its relationship with UUNET. During these periods, the Company paid UUNET a fixed monthly fee per member plus a variable amount based on member usage in excess of a threshold number of hours per month. The Company's agreement with UUNET was amended as of October 1996 such that the key variable component is peak usage rather than hourly usage.

    The Company's members generally pay a fixed monthly fee for the Company's Internet services. Under the Company's current agreement with UUNET, the Company pays UUNET a monthly fee equal to the greater of a specified minimum or an amount that varies based primarily on peak member usage. The Company also pays UUNET an additional fee to the extent that hours of usage exceed a formula set forth in the agreement. In the past the Company experienced increasing per member usage of its services. If the number of hours used by EarthLink members accessing the Internet through UUNET increases beyond the amount provided for in the agreement or the usage becomes more concentrated during peak times, the fees paid by the Company to UUNET would increase, which would adversely affect the Company's operating margins.

    In January 1997, the Company began leasing POP access from PSINet, becoming, in effect, a reseller of PSINet services in a similar fashion to the Company's UUNET arrangement. EarthLink's members pay a fixed monthly fee for the Company's Internet services. The Company is charged a tiered rate based on the number of EarthLink members signed on through POP's leased from PSINet.

SALES AND MARKETING.


                             QUARTER                 QUARTER
                              ENDED       PERCENT     ENDED      PERCENT
                             MARCH 31,   OF TOTAL    MARCH 31,   OF TOTAL
                               1996       REVENUE      1997      REVENUE
                               ----       -------      ----      --------
                                    (in thousands except percentages)

Sales and marketing           $2,209        65%       $4,961        32%

    Sales and marketing expenses consist primarily of sales commissions, salaries, cost of promotional material, advertising, travel and trade shows. The Company experienced an increase of 125% in sales and marketing expenses for the quarter ended March 31, 1997 as compared to the corresponding quarter of the the previous year, primarily as a result of EarthLink's efforts to expand its member base and increase its market share of the underrepresented market for Internet access services. However, as a percentage of total revenue, sales and marketing expenses declined to 32% from 75%, as such expenses grew at slower rate than the Company's revenues. EarthLink's marketing efforts emphasize the variety of services available to business members, including business Web sites, high-speed ISDN communications capability, high-speed frame relay connections and Internet access through corporate Intranets. The Company also introduced the EarthLink Store, an online retailing service, and the Arena and online multi-player gaming service.

GENERAL AND ADMINISTRATIVE EXPENSES.


                                     QUARTER               QUARTER
                                      ENDED      PERCENT    ENDED     PERCENT
                                     MARCH 31,  OF TOTAL   MARCH 31,  OF TOTAL
                                       1996      REVENUE     1997     REVENUE
                                       ----      -------     ----     --------
                                           (in thousands except percentages)

General and administrative expenses   $1,632       48%      $3,502       22%

    General and administrative expenses consist primarily of costs associated with the finance and accounting and human resources departments, professional expenses, rent and expenses, compensation related to certain executive officers, depreciation associated with office equipment and bad debts. The Company experienced an increase of 115% percent in general and administrative expenses for the quarter ended March 31, 1997 as compared to the corresponding quarter of the previous year, because it hired a number of senior management personnel, moved into a new headquarters building and engaged professional consultants to assist in the development of an administrative infrastructure to accommodate anticipated increases in the number of members and employees. However, as a percentage of total revenue, general and administrative expenses declined to 22% from 48%, as such expenses grew at a slower rate than the Company's revenues.

OPERATIONS AND MEMBER SUPPORT.

                                 QUARTER                 QUARTER
                                  ENDED       PERCENT     ENDED      PERCENT
                                 MARCH 31,   OF TOTAL    MARCH 31,   OF TOTAL
                                   1996       REVENUE      1997      REVENUE
                                   ----       -------      ----      --------
                                        (in thousands except percentages)
Operations and customer support   $2,098        61%       $6,422         41%



    Operations and member support expenses consist primarily of expenses associated with technical support and member service to register and maintain member accounts. These expenses have increased significantly since the Company's inception. This trend reflects the costs associated with building a customer service organization to support the Company's member base and anticipated member growth. The Company intends to continue to increase expenditures for operations and member support.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

    The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond the Company's control. These factors include the rates of, and costs associated with, new member acquisition, member retention, capital expenditures and other costs relating to the expansion of operations, including upgrading the Company's systems and infrastructure, the timing and market acceptance of new and upgraded service introductions, changes in the pricing policies of the Company and its competitors, changes in operating expenses (including telecommunications costs), personnel changes, the introduction of alternative technologies, the effect of potential acquisitions, increased competition in the Company's markets and other general economic factors. In addition, a significant portion of the Company's expenses are fixed; therefore, the Company's operating margins are particularly sensitive to fluctuations in revenues.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has not generated net cash from operations since its inception. The Company has funded its operations primarily through public and private sales of equity securities, borrowings from third parties and capital leases of equipment. The Company's operating activities used net cash of approximately $2.8 million and $12.1 million during the quarters ended March 31, 1996 and 1997, respectively. During the quarter ended March 31, 1996, net cash used in operations resulted primarily from net losses, partially offset by increases in trade accounts payable. During the quarter ended March 31, 1997, net cash used in operations resulted from net losses, and decreases in trade accounts payable.

    Cash used by investing activities has consisted primarily of equipment purchases for POP and network expansion. For the quarters ended March 31, 1996 and 1997, capital expenditures amounted to approximately $4.2 million and $4.7 million, respectively. The Company estimates that capital expenditures for 1997 will be approximately $20.2 million including network enhancements, data center expansion, and procurement of telecommunication and office equipment and furniture and fixtures. Where feasible, the Company will seek to finance certain of these expenditures through capital leases.

    Cash from financing activities provided the Company with approximately $6.7 million and $26.0 million during the quarters ended March 31 1996 and, 1997, respectively. During the first quarter of 1996, the Company's financing activities consisted of the private sale of debt and equity securities and capital lease transactions, primarily for equipment. During the quarter ended March 31, 1997 the Company effected its initial public offering. The offering consisted of 2,000,000 shares of common stock issued at $13 per share. Net proceeds to the Company were approximately $23.5 million. The holders of $725,000 of the 10% Promissory Notes, including certain stockholders, converted their indebtedness into 55,767 shares of Common Stock upon consummation of the initial public offering. The Company repaid the $2,225,000 balance remaining of the 10% Promissory notes. At the completion of the offering, 9,442,115 shares of Common Stock were outstanding. On February 13, 1997 the Underwriter exercised its over-allotment option and purchased 284,750 at the initial public offering price of $13.00. Net proceeds to the Company were approximately $3.4 million. The Company raised $2.1 million and $2.7 million from the sale and leaseback of equipment during the quarters ended December 31, 1996 and March, 31, 1997, respectively. The sale leaseback transactions were recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses were recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement. Under an agreement with another ISP, EarthLink obtained a $5 million credit facility for customer access. The EarthLink accumulates customer access charges, applies them against the credit facility and is charged interest at a rate of prime plus 4% on the balance. The outstanding balance due under the credit facility at March 31, 1997 was $623,000, leaving $4,377,000 unused and available.

    As of March 31, 1996 and 1997, the Company had cash and cash equivalents of approximately $950,000 and $13.1 million, respectively, and negative working capital of approximately $19.2 million and $2.3 million, respectively.

    The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements through the end of this fiscal year. However, the Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its member base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales organization, information systems and research and development activities, the availability of hardware and software provided by third-party vendors and other factors. The timing and amount of such capital requirements cannot accurately be predicted. If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company has obtained a commitment from another ISP to make available to EarthLink a $5 million rental facility for network equipment owned or leased by the ISP for use by EarthLink. Rental charges, including all costs such as service maintenance, will be agreed to in advance of the commencement of the lease. The lease agreement will have a three year term with buyout provisions, and an effective rate not more than prime plus 3% per annum. The Company has no other commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to the Company's stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations or its anticipated expansion, which could have a material adverse effect on the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable


                                       PART II


ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a) Exhibits.     The following exhibits are filed as part of this report:

    EXHIBIT NO.    DESCRIPTION
    -----------    --------------------------
    11.1           Statement of computation of per earnings per share
    27             Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EARTHLINK NETWORK, INC.



Date: _____________               /s/ C. GARRY BETTY
                                  ------------------------------------------
                                  C. Garry Betty, President, Chief Executive
                                  Officer and Director


Date: _____________               /s/ BARRY W. HALL
                                  -------------------------------------------
                                  Barry W. Hall, Vice President - Finance and
                                  Administration and Chief Financial Officer