Form 10-Q
period 1997-06-30
EARTHLINK NETWORK INC
filed 1997-08-13
CIK 1015580

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

OR

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

                                 (626) 296-2400
                  (REGISTRANT'S TELEPHONE, INCLUDING AREA CODE)
                              --------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                 $.01 par value
                              --------------------


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


 There were 9,753,622 shares of Common Stock outstanding as of June 30, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             EARTHLINK NETWORK, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                    PART I


Item 1.  Financial Statements and Supplementary Data  . . . . . . . . . .    1

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . .    6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk   . .   11

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . .   11


                                    PART II

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY Data



                             EARTHLINK NETWORK, INC.

                                  BALANCE SHEET

                                     ASSETS


                                                          DECEMBER 31, 1996     JUNE 30, 1997
                                                          -----------------     -------------
                                                              (AUDITED)          (UNAUDITED)
                                                                     (in thousands)
Current Assets:
     Cash and Cash Equivalents                                $  3,993            $  6,165
     Restricted Short-term Investment                            1,087               1,050
     Accounts Receivable, Net                                    1,725               2,500
     Prepaid Expenses                                              885               1,121
     Other Assets                                                1,383               1,077
                                                              --------             -------
          Total Current Assets                                   9,073              11,913
Other Long-term Assets                                             329                 408
Property and Equipment, Net                                     17,401              22,454
Intangibles, Net                                                   316               1,612
                                                              --------             -------
                                                              $ 27,119            $ 36,387
                                                              --------            --------
                                                              --------            --------


        LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                        AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Trade accounts payable                                   $ 11,207            $  5,404
     Accrued payroll and related expenses                        1,469               2,564
     Other accounts payable and accrued liabilities              2,061               2,723
     Current portion of capital lease obligations                3,582               5,194
     Notes payable                                               7,950               5,000
     Deferred revenue                                            2,010               2,745
                                                              --------             -------
          Total current liabilities                             28,279              23,630
Long-term debt - notes payable                                                       1,271
Long-term debt of capital lease obligations                      6,088               7,721
                                                              --------             -------
          Total liabilities                                     34,367              32,622
                                                              --------             -------
Mandatorily redeemable convertible preferred stock              14,013                 -

Stockholders' equity (deficit)
     Common stock                                                   60                  98
     Additional paid-in capital                                 14,236              55,276
     Warrants to purchase common stock                             599                 675
     Accumulated deficit                                       (36,156)            (52,284)
                                                              --------             -------
Total stockholders' equity (deficit)                           (21,261)              3,765
                                                              --------             -------
                                                              $ 27,119            $ 36,387
                                                              --------             -------
                                                              --------             -------

    The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC
                             STATEMENT OF OPERATIONS



                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                    -----------------------       -----------------------
                                                      1996           1997           1996           1997
                                                    --------       --------       --------       --------
                                                                         (UNAUDITED)

                                                                        (in thousands)


Recurring revenues                                  $  5,014       $ 17,479       $  7,642       $ 31,565
Other revenues                                         1,714          1,367          2,504          2,999
                                                    --------       --------       --------       --------
     Total Revenues                                    6,728         18,846         10,146         34,564

Cost of recurring revenues                             3,865          9,187          5,563         17,142
Cost of other revenues                                   758            804          1,327          1,719
Sales and marketing                                    3,263          5,056          5,472         10,017
General and administrative expenses                    2,423          3,449          4,055          6,951
Operations and customer support                        3,094          7,791          5,192         14,213
                                                    --------       --------       --------       --------
                                                      13,403         26,287         21,609         50,042
                                                    --------       --------       --------       --------

Loss from operations                                  (6,675)        (7,441)       (11,463)       (15,478)
Interest expense                                        (161)          (444)          (261)          (951)
Interest income                                            1            135             20            300
                                                    --------       --------       --------       --------
Net loss                                            $ (6,835)      $ (7,750)      $(11,704)      $(16,129)
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

                                                    --------       --------       --------       --------
Net loss per share                                  $  (1.04)      $  (0.80)      $  (1.85)      $  (1.71)
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
Weighted average shares                                6,545          9,738          6,338          9,421
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

EBITDA (1)                                            (5,916)        (5,263)       (10,254)       (11,420)






(1) Represents earnings (loss) before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not determined in accordance with generally accepted accounting principals, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles.


    The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC
                             STATEMENT OF CASH FLOWS




                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                   -----------------------       -----------------------
                                                                     1996           1997           1996           1997
                                                                   --------       --------       --------       --------
                                                                                        (UNAUDITED)

                                                                                      (in thousands)

Net cash used in operating activities                              $ (4,303)      $ (4,103)      $ (7,132)      $(16,173)
                                                                   --------       --------       --------       --------

Cash flows from investing activities:
     Purchases of property and equipment                             (5,342)        (4,182)        (9,589)        (8,968)
     Purchase of customer base                                            -         (1,356)             -         (1,356)
     Liquidation of restricted short-term investment                     46             38          1,046             38
                                                                   --------       --------       --------       --------
               Net cash used in investing activities                 (5,296)        (5,500)        (8,543)       (10,286)
                                                                   --------       --------       --------       --------
Cash flows from financing activities:
     Proceeds from issuance of notes payable                          2,950          1,271          2,950          1,271
     Repayment of notes payable                                           -              -              -         (2,225)
     Repayment of line of credit                                          -              -         (1,494)             -
     Proceeds from capital lease obligations                          4,883          2,542          7,046          5,325
     Principal payments under capital lease obligations                (423)        (1,194)          (628)        (2,079)
     Proceeds from issuance of Common Stock, net                      8,370              -          8,711         26,339
     Conversion of Common Stock pending issuance, net                (5,931)             -              -              -
                                                                   --------       --------       --------       --------
               Net cash provided by financing activities              9,849          2,619         16,585         28,631
                                                                   --------       --------       --------       --------
Net increase in cash and cash equivalents                               250         (6,984)           910          2,172
Cash and cash equivalents, beginning of period                          950         13,149            290          3,993
                                                                   --------       --------       --------       --------
Cash and cash equivalents, end of period                           $  1,200       $  6,165       $  1,200       $  6,165
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------




    The accompanying notes are an integral part of these financial statements

                                EARTHLINK NETWORK
                          NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The condensed financial statements of EarthLink Network, Inc. ("EarthLink" or the "Company") for the three month and six month periods ended June 30, 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of December 31, 1996 contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at June 30, 1997 and the results of operations and the cash flows for the three month periods ended June 30, 1996 and 1997. The results of operations for the three month and six month periods ended June 30, 1997 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 1997.

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


3.  NET LOSS PER SHARE

     For the three month and six month periods ended June 30, 1997, options to purchase shares of Common Stock, warrants to purchase shares of Common Stock and debt instruments convertible into shares of Common Stock are excluded from the calculation as their effect is antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, Common Stock and Common Stock equivalent shares issued by the Company at prices below the Company's initial public offering price during the twelve month period prior to the Company's initial public offering, which was effective on January 22, 1997, have been included in the calculation for the three month and six month periods ended June 30, 1996 as if they were outstanding for all periods prior to the initial public offering, regardless of whether they are dilutive (using the treasury stock method and an initial public offering price of $13.00 per share). Accordingly, all common stock equivalents are included in the earnings per share calculations for the three month and six month periods ended June 30, 1996, even though the effect on net loss is antidilutive. The Series A Convertible Preferred Stock shares have been included for the respective weighted average periods for which such shares were outstanding, even though their effect is antidilutive.


4.  INCENTIVE STOCK OPTION GRANTS

     On May 22, 1997 the Company granted incentive stock options to purchase 34,000 shares of Common Stock at $11.50 per share. The options were granted pursuant to the Company's 1995 Stock Option Plan.

                                EARTHLINK NETWORK
                          NOTES TO FINANCIAL STATEMENTS

5.  ACQUISITION OF INTERNET IN A MALL CUSTOMERS

     Effective April 7, 1997 the Company purchased the subscribers and related assets, including accounts receivable related to the consumer dial-up Internet access service of Internet in a Mall, a Tarzana, CA based Internet access
provider.   Under the terms of the agreement, as amended, the Company purchased approximately 28,000 subscriber accounts as of April 7, 1997. The excess of purchase price over assets acquired is being amortized over one year.


6.  CREDIT FACILITY

     In 1996, EarthLink obtained a $5 million credit facility for customer
access through an agreement with one of the Company's vendors.   Customer access
service fees are applied against the payables related to those products and services supplied by the vendor. Interest on the utilized portion of the credit facility is calculated at a rate of prime plus 4% and the line is due upon the termination of the agreement, or July 31, 1998, whichever occurs first. The outstanding balance due under the credit facility at June 30, 1997 was $1,271,000, leaving $3,729,000 unused and available.


7.  RECENT  PRONOUNCEMENTS

     In February 1997 the Financial Accounting Standards Board issued statement 128, "Earnings per Share" ("SFAS No. 128"), which redefines how entities compute earnings per share. Primary earnings per share will be replaced by basic earnings per share which will be computed exclusively based on the weighted average number of common shares outstanding. This statement is effective for periods ending after December 15, 1997 and will require restatement of all prior period earnings per share data presented. The adoption of SFAS 128 is not expected to have a material impact on the Company's earnings per share data.


8. AMENDMENT TO LEASE

     Effective June 28, 1997, the Company amended the lease for its corporate headquarters facility. Under the amended lease the lessor will provide improvements costing up to $1.4 million and convert approximately 45,000 square feet of the existing facility to office space. Base rent will continue to be $48,185 until October 1, 1997. Effective October 1, 1997 rent commitments will be as follows:

                                                             Monthly
     Term                                                   Commitment
     ----------------------------------                     ----------
     October 1, 1997 - January 31, 2001                      $  73,000
     February 1, 2001 - May 31, 2004                         $  82,000
     June 1, 2004 - September 30, 2007                       $  91,000

Under the amended lease the deposit was increased to $82,000 from $55,000 and the company delivered an irrevocable letter of credit in the amount of $450,000 to the Lessor.

     This report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements, which are typically introduced by statements such as "the Company believes", "anticipates", "estimates" or "expects" certain conditions to exist, reflect management's best current assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking financial statements as a result of certain factors described in this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     EarthLink's principal strategy is to rapidly expand its member base and increase its market share. To realize this strategy, the Company is continuing to invest in sales and marketing, increasing its member support capabilities, enhancing its network operations capacity to meet member demand and adding administrative infrastructure. This strategy requires substantial initial cash outlays.

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

     The Company provides Internet access service to a large number of consumers and small businesses. The Company has recently expanded its consumer service offerings, including a Personal Start Page-TM-, integrated "plug-and-play" Web site software package, 56kbps modem access, and the Arena which features pay-per-play multi-player Internet games. In addition, the Company provides a variety of services for business customers, including business Web sites, high-speed LAN ISDN communications capability, and frame relay connections, each of which involve a monthly service charge plus set-up fees.

In order to maintain its focus on member needs, the Company has leveraged the infrastructure and software development efforts of others by leasing POP capacity from UUNET Technologies, Inc. ("UUNET") and PSINet, Inc. ("PSINet") and licensing software from developers such as Netscape Communications Corporation and Microsoft Corporation. The Company believes that this approach gives it flexibility to rapidly expand its service coverage without the need for substantial capital expenditures. The Company will continue to pursue this strategy so that, in addition to its sales and marketing efforts, it can devote its principal resources to improving its members' experience with the Internet.

RESULTS OF OPERATIONS

 REVENUES.



                           QUARTER                       QUARTER
                            ENDED         PERCENT         ENDED         PERCENT
                           JUNE 30,       OF TOTAL       JUNE 30,       OF TOTAL
                            1996          REVENUE          1997         REVENUE
                           --------       --------       --------       --------
                                       (in thousands except percentages)
RECURRING REVENUES         $  5,014            75%      $  17,479            93%
OTHER REVENUES                1,714            25%          1,367             7%
                           --------                      --------
TOTAL REVENUES             $  6,728           100%      $  18,846           100%
                           --------                      --------
                           --------                      --------



     Recurring revenues consist of monthly fees charged to members for Internet access and other ongoing services. Other revenues generally represent one-time set-up fees. Recurring revenues are recognized over the period in which the services are performed. As indicated in the above chart, the Company experienced substantial growth in revenues for the quarter ended June 30, 1997 as compared to the corresponding quarter of 1996. This growth is primarily attributable to an increase in the number of members who use the Company s services, from approximately 128,000 at June 30, 1996 to 328,000 at June 30, 1997. The increase in revenues was partially offset by credits given to members under the Company s member referral program. Under this program the $19.95 service fee is waived for one month in consideration for each new member referred by an existing member. Waived service fees resulted in a reduction to revenues of approximately $564,000 during the quarter ended June 30, 1997.

     As competition in the ISP market intensifies, the Company has found it necessary to waive the one-time set-up fee to remain competitive. Consequently, revenues from the one-time set-up fee have decreased and are expected to continue to decrease in future periods. The Company waived set-up fees of approximately $466,000 during the quarter ended June 30, 1997. Although the average set-up fee per customer decreased, the overall reduction was partially offset, approximately $201,000, by the increase in the number of members added during the quarter ended June 30, 1997.

COST OF REVENUES.





                                     QUARTER                       QUARTER
                                      ENDED        PERCENT          ENDED        PERCENT
                                     JUNE 30,   OF RECURRING       JUNE 30,   OF RECURRING
                                      1996         REVENUE          1997         REVENUE
                                    ---------   ------------      ---------   ------------
                                                 (in thousands, except percentages)
Cost of recurring revenues          $   3,865            77%      $   9,187            53%

                                     QUARTER                       QUARTER
                                      ENDED         PERCENT         ENDED         PERCENT
                                     JUNE 30,       OF OTHER       JUNE 30,       OF OTHER
                                      1996          REVENUE         1997          REVENUE
                                    ---------       --------      ---------       --------
                                                 (in thousands, except percentages)
Cost of other revenues              $     758            44%      $     804            59%



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

     The increase in the cost of recurring revenues is primarily due to the increase in the number of members. The decrease in cost of recurring revenues as a percentage of recurring revenue is primarily due to the Company's ability to exploit economies of scale to reduce per member costs as the total member base expands.

     As noted above, from time to time, the Company waives the one-time set-up fee it charges new members. Therefore, the increase in cost of other revenue as a percentage of other revenue is due to the waiving of the one-time set-up fee for certain customers while the per set-up costs to the Company have remained constant. Management expects revenues from the one-time set-up fee to decrease in future periods.

     Substantially all of the Company's customers access the EarthLink Network and the Internet by dialing into local POPs. Access in the Company's Southern California base is provided through POPs owned by the Company. The Company provides nationwide service to members through POP access leased from UUNET and PSINet. (Access to the UUNET and PSINet POPs is on a non-exclusive basis.)

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


 SALES AND MARKETING.

                              QUARTER             QUARTER
                               ENDED    PERCENT    ENDED     PERCENT
                              JUNE 30,  OF TOTAL  JUNE 30,   OF TOTAL
                                1996    REVENUE     1997     REVENUE
                              --------  -------   --------   --------
                                (IN THOUSANDS, EXCEPT PERCENTAGES)
     SALES AND MARKETING       $3,263       48%    $5,056       27%

     Sales and marketing expenses consist primarily of sales commissions, salaries, costs of promotional material, advertising, travel and trade shows. The Company experienced an increase of 55% in sales and marketing expenses for the quarter ended June 30, 1997 as compared to the corresponding quarter of the previous year, primarily as a result of EarthLink s efforts to expand its member base and increase brand awareness in the market place. However, as a percentage of total revenue, sales and marketing expenses declined to 27% from 48%, as such expenses grew at slower rate than the Company's revenues.

GENERAL AND ADMINISTRATIVE EXPENSES.

                                        QUARTER             QUARTER
                                         ENDED    PERCENT    ENDED    PERCENT
                                        JUNE 30,  OF TOTAL  JUNE 30,  OF TOTAL
                                          1996    REVENUE     1997    REVENUE
                                        --------  --------  --------  --------
                                          (in thousands, except percentages)
GENERAL AND ADMINISTRATIVE EXPENSES      $2,423      36%     $3,449      18%

     General and administrative expenses consist primarily of costs associated with the finance and human resources departments, professional expenses, rent and other expenses, compensation earned by certain executive officers, depreciation associated with office equipment, and bad debts. The Company experienced an increase of 42% percent in general and administrative expenses for the quarter ended June 30, 1997 as compared to the corresponding quarter of the previous year, due to an increase in payroll, rent, depreciation expense, credit card fees and bad debt expense. The increase in payroll costs is primarily due to an increase in headcount. Rent expense increased as the Company occupied a new 55,000 square foot facility adjacent to its corporate headquarters and a satellite office in Northern California in February 1997. Monthly rents for the properties are $66,000 and $3,000 respectively. The increase in depreciation expense is due to the acquisition of office equipment. The increases in credit card processing fees and bad debt are primarily due to the increase in member count from approximately 128,000 at June
30, 1996 to 328,000 at June 30, 1997.   As a percentage of total revenue,
general and administrative expenses declined to 18% from 36%, as the expenses grew at a slower rate than the Company s revenues.


OPERATIONS AND MEMBER SUPPORT.

                                  QUARTER              QUARTER
                                   ENDED     PERCENT    ENDED    PERCENT
                                  JUNE 30,   OF TOTAL  JUNE 30,  OF TOTAL
                                    1996     REVENUE    1996     REVENUE
                                  --------   --------  --------  --------
                                   (in thousands, except percentages)
OPERATIONS AND CUSTOMER SUPPORT    $3,094       46%    $7,791       41%


   Operations and member support expenses consist primarily of costs associated with technical support and member services to register and maintain member accounts. These expenses have increased significantly since the Company's inception. This trend reflects the costs associated with building a customer service organization to support the Company's member base and anticipated member growth. Management has pledged to make significant investments in technical and customer support capabilities and to reduce customer wait time for assistance. Consequently, operations and customer support expenses have not significantly decreased as a percentage of revenue.


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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has not generated net cash from operations since its inception. The Company has funded its operations primarily through public and private sales of equity securities, borrowings from third parties and capital leases of equipment. The Company's operating activities used net cash of approximately $4.3 million and $4.1 million during the quarters ended June 30, 1996 and 1997, respectively. During the quarter ended June 30, 1996, net cash used in operations resulted primarily from net losses, partially offset by increases in trade accounts payable. During the quarter ended June 30, 1997, net cash used in operations resulted from net losses, partially offset by increases in trade accounts payable and accrued payroll related liabilities.

     Cash used in investing activities has consisted primarily of equipment purchases for POP and network expansion. For the quarters ended June 30, 1996 and 1997, capital expenditures amounted to approximately $5.3 million and $4.2 million, respectively. The Company estimates that remaining capital expenditures for 1997 will be approximately $4.9 million including network enhancements, data center expansion, leasehold improvements, and procurement of telecommunication and office equipment and furniture and fixtures. Where feasible, the Company will seek to finance certain of these expenditures through capital leases.

     Cash provided by financing activities was $9.8 million and $2.6 million for the quarters ended June 30, 1996 and, 1997, respectively. During the second quarter of 1996, the Company's financing activities consisted of the private sale of debt and equity securities and capital lease transactions, primarily for equipment. The Company raised $4.9 million and $2.5 million from the sale and leaseback of equipment during the quarters ended June 30, 1996 and 1997, respectively. The sale leaseback transactions were recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses were recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement. Under an agreement with one of its vendors, EarthLink obtained a $5 million credit facility for customer access. EarthLink accumulates customer access charges, applies them against the credit facility and is charged interest at a rate of prime plus 4% on the balance. The outstanding balance due under the credit facility at June 30, 1997 was $1,271,000 leaving $3,729,000 unused and available. The line of credit is due on the earlier of termination or July 31, 1998

     As of June 30, 1996 and 1997, the Company had cash and cash equivalents of approximately $1.2 million and $6.2 million, respectively, and negative working capital of approximately $9.2 million and $11.7 million, respectively.

     Management does not believe available cash will be sufficient to meet the Company's operating expenses and capital requirements through the end of this
fiscal year, at the current burn rate.   As in the past, the Company plans to
raise additional cash from potential sources such as debt, leases, existing investors, large institutional investors or strategic partners. At present, the Company has no formal commitments for additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to the Company's stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations or its anticipated expansion, which could have a materially adverse effect on the Company. If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its member base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales organization, information systems and research and development activities, the availability of hardware and software provided by third-party vendors and other factors. The timing and amount of such capital requirements cannot accurately be predicted

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1997 annual meeting of Stockholders (the "Annual Meeting") on May 22, 1997 for the purpose of electing Messrs. Sky D. Dayton, Charles G. Betty, Sidney Azeez, Robert M. Kavner, Paul McNulty, Kevin M. O'Donnell, John W. Sidgmore and Reed E. Slatkin (the "Nominees") to the Company's Board of Directors for the ensuing year. Voting both by proxy and by attendance at the Annual Meeting, with respect to Mr. Dayton, 6,871,092 shares were voted "for" his election and Stockholders withheld the authority to vote 3,100 shares, and with respect to each of the other Nominees, 6,871,192 shares were voted "for" the election of each such Nominee and Stockholders withheld the authority to vote 3,000 shares. 2,858,397 shares of Common Stock were not voted. The proposal to elect the Nominees to the Company's Board of Directors passed.


                                     PART II

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)  Exhibits.      The following exhibits are filed as part of this report:

     EXHIBIT NO.    DESCRIPTION
     -----------    ----------------------------------------------
          11.1      Statement of computation of earnings per share
          27        Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EARTHLINK NETWORK, INC.

Date:                                   /s/ C. Garry Betty
      --------------------              -------------------------------
                                        C. Garry Betty, President, Chief
                                        Executive Officer and Director


Date:                                   /s/ Barry W. Hall
      --------------------              -------------------------------
                                        Barry W. Hall, Vice President - Finance
                                        and Administration and Chief Financial
                                        Officer