Form 10-Q/A
period 1997-06-30
EARTHLINK NETWORK INC
filed 1997-08-15
CIK 1015580

--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q/A

       [X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                    (626) 296-2400
                    (REGISTRANT'S TELEPHONE, INCLUDING AREA CODE)
                                 ____________________

           Securities registered pursuant to Section 12(b) of the Act: NONE

             Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, $.01 par value
                                 ____________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

 There were 9,753,622 shares of Common Stock outstanding as of June 30, 1997.

-------------------------------------------------------------------------------

                               EARTHLINK NETWORK, INC.
                           AMENDMENT ON FORM 10-Q/A TO THE
                            QUARTERLY REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 30, 1997

                                  TABLE OF CONTENTS

                                        PART I
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 1

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND THE AUDITED FINANCIAL STATEMENTS AND THE NOTES THERETO ACCOMPANYING THE COMPANY'S PREVIOUSLY FILED REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997.

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

RESULTS OF OPERATIONS

REVENUES.

                           QUARTER                     QUARTER
                            ENDED         PERCENT       ENDED       PERCENT
                           JUNE 30,       OF TOTAL     JUNE 30,     OF TOTAL
                            1996          REVENUE       1997        REVENUE
                            ----          -------       ----        -------
                                        (in thousands except percentages)
Recurring revenues        $  5,014         75%       $  17,479        93%
Other revenues               1,714         25%           1,367         7%
                          --------                   ---------
Total Revenues            $  6,728        100%       $  18,846       100%
                          --------                   ---------
                          --------                   ---------

    Recurring revenues consist of monthly fees charged to members for Internet access and other ongoing services. Other revenues generally represent one-time set-up fees. Recurring revenues are recognized over the period in which the services are performed. As indicated in the above chart, the Company experienced substantial growth in revenues for the quarter ended June 30, 1997 as compared to the corresponding quarter of 1996. This growth is primarily attributable to an increase in the number of members who use the Company's services, from approximately 128,000 at June 30, 1996 to 328,000 at June 30, 1997. The increase in revenues was partially offset by credits given to members under the Company's member referral program. Under this program the $19.95 service fee is waived for one month in consideration for each new member referred by an existing member. Waived service fees resulted in a reduction to revenues of approximately $564,000 during the quarter ended June 30, 1997.

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

COST OF REVENUES.

                             QUARTER                   QUARTER
                              ENDED       PERCENT       ENDED       PERCENT
                             JUNE 30,   OF RECURRING   JUNE 30,   OF RECURRING
                              1996        REVENUE       1997        REVENUE
                              ----        -------       ----        -------
                                       (in thousands except percentages)
Cost of recurring revenues   $ 3,865        77%        $ 9,187        53%



                           QUARTER                     QUARTER
                            ENDED         PERCENT       ENDED       PERCENT
                           JUNE 30,       OF TOTAL     JUNE 30,     OF TOTAL
                            1996          REVENUE       1997        REVENUE
                            ----          -------       ----        -------
                                        (in thousands except percentages)
Cost of other revenues     $  758           44%        $ 804          59%

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

SALES AND MARKETING.

                           QUARTER                     QUARTER
                            ENDED         PERCENT       ENDED       PERCENT
                           JUNE 30,       OF TOTAL     JUNE 30,     OF TOTAL
                            1996          REVENUE       1997        REVENUE
                            ----          -------       ----        -------
                                        (in thousands except percentages)
  Sales and marketing     $ 3,263           48%       $ 5,056         27%


    Sales and marketing expenses consist primarily of sales commissions, salaries, costs of promotional material, advertising, travel and trade shows. The Company experienced an increase of 55% in sales and marketing expenses for the quarter ended June 30, 1997 as compared to the corresponding quarter of the previous year, primarily as a result of EarthLink's efforts to expand its member base and increase brand awareness in the market place. However, as a percentage of total revenue, sales and marketing expenses declined to 27% from 48%, as such expenses grew at slower rate than the Company's revenues.

GENERAL AND ADMINISTRATIVE EXPENSES.

                              QUARTER                     QUARTER
                               ENDED         PERCENT       ENDED       PERCENT
                              JUNE 30,       OF TOTAL     JUNE 30,     OF TOTAL
                               1996          REVENUE       1997        REVENUE
                               ----          -------       ----        -------
                                        (in thousands except percentages)
General and administrative
  expenses                   $ 2,423           36%        $ 3,449         18%

    General and administrative expenses consist primarily of costs associated with the finance and human resources departments, professional expenses, rent and other expenses, compensation earned by certain executive officers, depreciation associated with office equipment, and bad debts. The Company experienced an increase of 42% percent in general and administrative expenses for the quarter ended June 30, 1997 as compared to the corresponding quarter of the previous year, due to an increase in payroll, rent, depreciation expense, credit card fees and bad debt expense. The increase in payroll costs is primarily due to an increase in headcount. Rent expense increased as the Company occupied a new 55,000 square foot facility adjacent to its corporate headquarters and a satellite office in Northern California in February 1997. Monthly rents for the properties are $66,000 and $3,000 respectively. The increase in depreciation expense is due to the acquisition of office equipment. The increases in credit card processing fees and bad debt are primarily due to the increase in member count from approximately
128,000 at June 30, 1996 to 328,000 at June 30, 1997.   As a percentage of
total revenue, general and administrative expenses declined to 18% from 36%, as the expenses grew at a slower rate than the Company's revenues.

OPERATIONS AND MEMBER SUPPORT.

                           QUARTER                     QUARTER
                            ENDED         PERCENT       ENDED       PERCENT
                           JUNE 30,       OF TOTAL     JUNE 30,     OF TOTAL
                            1996          REVENUE       1997        REVENUE
                            ----          -------       ----        -------
                                        (in thousands except percentages)
Operations and customer
  support                 $ 3,094           46%       $ 7,791          41%

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

    The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements through the end of this fiscal year. However, the Company's capital requirements depend on numerous factors including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its member base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales organization, information systems and research and development activities, the availability of hardware and software provided by third-party vendors and other factors. The timing and amount of all of these capital requirements cannot accurately be predicted; however, many of these factors are within the control of management, and to that extent management has control over the Company's liquidity position. If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. However, the Company believes that financing alternatives are available to address the Company's current liquidity requirements should the need arise.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EARTHLINK NETWORK, INC.



Date:  August 14, 1997                 /s/ C. Garry Betty
                                       ---------------------------------------
                                       C. Garry Betty, President, Chief
                                       Executive Officer and Director


Date:  August 14, 1997                 /s/ Barry W. Hall
                                       ---------------------------------------
                                       Barry W. Hall, Vice President - Finance
                                       and Administration and Chief Financial
                                       Officer