Form 10-Q
period 1997-09-30
EARTHLINK NETWORK INC
filed 1997-11-13
CIK 1015580

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

           There were 11,223,238 shares of Common Stock outstanding
                          as of September 30, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             EARTHLINK NETWORK, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                    PART I

Item 1.  Financial Statements and Supplementary Data......................   1

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  11

Item 4.  Submission of Matters to a Vote of Security Holders..............  11

                                   PART II

Item 6.  Exhibits and Reports on Form 8-K.................................  11

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            EARTHLINK NETWORK, INC.

                                 BALANCE SHEET

                                    ASSETS

                                       DECEMBER 31, 1996  SEPTEMBER 30, 1997
                                       -----------------  ------------------
                                            (AUDITED)        (UNAUDITED)
                                                 (in thousands)
Current assets:
  Cash and cash equivalents                 $  3,993          $ 17,089
  Restricted short-term investment             1,087             1,250
  Accounts receivable, net                     1,725             3,067
  Prepaid expenses                               885             1,215
  Other assets                                 1,383               938
                                            --------          --------
    Total current assets                       9,073            23,559
Other long-term assets                           329               425
Property and equipment, net                   17,401            22,772
Intangibles, net                                 316             1,350
                                            --------          --------
                                            $ 27,119          $ 48,106
                                            --------          --------
                                            --------          --------

     LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                    AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Trade accounts payable                    $ 11,207          $  5,657
  Accrued payroll and related expenses         1,469             2,168
  Other accounts payable and
    accrued liabilities                        2,061             3,813
  Current portion of capital lease
    obligations                                3,582             6,303
  Notes payable                                7,950             7,252
  Deferred revenue                             2,010             3,049
                                            --------          --------
    Total current liabilities                 28,279            28,242
Long-term portion of capital lease
  obligations                                  6,088             7,851
                                            --------          --------
    Total liabilities                         34,367            36,093
                                            --------          --------

Mandatorily redeemable convertible
  preferred stock                             14,013               -

Stockholders' equity (deficit):
  Common stock                                    60               112
  Additional paid-in capital                  14,236            70,784
  Warrants to purchase common stock              599               599
  Accumulated deficit                        (36,156)          (59,482)
                                            --------          --------
Total stockholders' equity (deficit)         (21,261)           12,013
                                            --------          --------
                                            $ 27,119          $ 48,106
                                            --------          --------
                                            --------          --------
   The accompanying notes are an integral part of these financial statements

                            EARTHLINK NETWORK, INC.
                            STATEMENT OF OPERATIONS

                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                      ----------------------   ---------------------
                                         1996        1997         1996        1997
                                      ---------    ---------   ---------   ---------
                                                          (UNAUDITED)
                                            (in thousands, except per share data)
Revenues:
  Recurring revenues                  $   8,272    $ 19,044    $  15,914   $  50,609
  Other revenues                          1,744       1,559        4,248       4,558
                                      ---------    ---------   ---------   ---------
    Total Revenues                       10,016      20,603       20,162      55,167

Operating costs and expenses:
  Cost of recurring revenues              6,173       9,543       11,736      26,685
  Cost of other revenues                    693         741        2,020       2,460
  Sales and marketing                     4,395       5,636        9,867      15,653
  General and administrative              3,783       3,511        7,838      10,462
  Operations and member support           4,749       7,970        9,941      22,183
                                      ---------    ---------   ---------   ---------
                                         19,793      27,401       41,402      77,443
                                      ---------    ---------   ---------   ---------

  Loss from operations                   (9,777)     (6,798)     (21,240)    (22,276)
  Interest expense                         (422)       (516)        (683)     (1,467)
  Interest income                            94         116          114         416
                                      ---------    ---------   ---------   ---------
  Net loss                            $ (10,105)   $ (7,198)   $ (21,809)  $ (23,327)
                                      ---------    ---------   ---------   ---------
                                      ---------    ---------   ---------   ---------

  Net loss per share                  $   (1.44)   $  (0.72)   $   (3.32)  $   (2.43)
                                      ---------    ---------   ---------   ---------
                                      ---------    ---------   ---------   ---------

  Weighted average shares                 7,006       9,932        6,568       9,593
                                      ---------    ---------   ---------   ---------
                                      ---------    ---------   ---------   ---------

 The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC.
                             STATEMENT OF CASH FLOWS

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                           ----------------------  -----------------------
                                              1996        1997        1996         1997
                                           ----------  ----------  -----------  ----------
                                                             (UNAUDITED)
                                                            (in thousands)
Net cash used in operating activities       $ (3,989)   $ (4,048)   $ (11,070)  $ (20,252)
                                            --------    --------    ---------   ---------
Cash flows from investing activities:
  Purchases of property and equipment         (4,007)     (2,522)     (13,596)    (11,490)
  Purchase of member base                          -         (48)           -      (1,404)
  Purchase of restricted short-term
    investment                                  (296)       (200)        (296)       (200)
  Liquidation of restricted short-term
    investment                                   454           -        1,500          38
                                            --------    --------    ---------   ---------
      Net cash used in investing
       activities                             (3,849)     (2,770)     (12,392)    (13,056)
                                            --------    --------    ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of notes payable          -         981        2,950       2,252
  Repayment of notes payable                       -           -            -      (2,225)
  Repayment of line of credit                      -           -       (1,494)          -
  Proceeds from capital lease
    obligations                                2,174       2,512        9,220       7,837
  Principal payments under capital
    lease obligations                           (861)     (1,274)      (1,489)     (3,354)
  Proceeds from issuance of Mandatorily
    Redeemable Convertible
      Preferred Stock, net                    14,013                   14,013
  Proceeds from issuance of Common
    Stock, net                                     -      15,523        8,660      41,894
                                            --------    --------    ---------   ---------
     Net cash provided by financing
      activities                              15,326      17,742       31,860      46,404
                                            --------    --------    ---------   ---------
Net increase in cash and cash
  equivalents                                  7,488      10,924        8,398      13,096
Cash and cash equivalents, beginning
  of period                                    1,200       6,165          290       3,993
                                            --------    --------    ---------   ---------
Cash and cash equivalents, end
  of period                                 $  8,688    $ 17,089    $   8,688   $  17,089
                                            --------    --------    ---------   ---------
                                            --------    --------    ---------   ---------

  The accompanying notes are an integral part of these financial statements

                           EARTHLINK NETWORK, INC.
                        NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The condensed financial statements of EarthLink Network, Inc. ("EarthLink" or the "Company") for the three month and nine month periods ended September 30, 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of December 31, 1996 contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at September 30, 1997 and the results of operations and the cash flows for the three month and nine month periods ended September 30, 1996 and 1997.
The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

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

3.  NET LOSS PER SHARE

    For the three month and nine month periods ended September 30, 1997, options to purchase shares of Common Stock, warrants to purchase shares of Common Stock and debt instruments convertible into shares of Common Stock are excluded from the calculation as their effect is antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, Common Stock and Common Stock equivalent shares issued by the Company at prices below the Company's initial public offering price during the twelve month period prior to the Company's initial public offering, which was effective on January 22, 1997, have been included in the calculation for the three month and nine month periods ended September 30, 1996 as if they were outstanding for all periods prior to the initial public offering, regardless of whether they are dilutive using the treasury stock method. Accordingly, all common stock equivalents are included in the earnings per share calculations for the three month and nine month periods ended September 30, 1996, even though the effect on net loss is antidilutive. The Series A Convertible Preferred Stock shares have been included for the respective weighted average periods for which such shares were outstanding, even though their effect is antidilutive.

4.  INCENTIVE STOCK OPTION GRANTS

    On July 29, 1997 the Company granted incentive stock options to purchase 47,250 shares of Common Stock at $10.75 per share. The options were granted pursuant to the Company's 1995 Stock Option Plan.

                            EARTHLINK NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


5.  AMENDMENT OF AGREEMENT WITH UUNET

    In October 1997, the Company's Network Service agreement with UUNET Technologies, Inc. ("UUNET") was amended. Among other terms, UUNET agreed to waive certain minimum monthly revenue requirements and excess hours fees through December 31, 1997. The parties further agreed to make reasonable and good faith efforts to negotiate a new five year agreement to be entered into no later than December 31, 1997 and EarthLink agreed not to exercise its early termination clause prior to September 1, 1998. In conjunction with this amendment, the parties also amended their Note Purchase Agreement and $5 million Convertible Note to extend the term of the Note one year to October 31, 1998. However, the Note will become due and payable immediately if the monthly amounts payable under the amended Network Service Agreement are less $1.5 million during any consecutive three months. The Note is convertible into a maximum of 391,500 shares of Common Stock at a conversion price of $12.88 per share.

6.  PRIVATE PLACEMENT

    On September 19, 1997, the Company closed a private placement of 1,459,759 shares of its unregistered restricted Common Stock. Net proceeds from the offering were approximately $15.5 million. The financing was offered and sold solely to accredited investors. The Company intends to use these proceeds for general working capital purposes.

7.  RETURN OF NATIONAL MEDIA WARRANTS

    In May 1996, the Company entered into an agreement with National Media Corporation ("NMC") pursuant to which NMC was to produce two television direct advertisements. For the production and airing of the advertisements, EarthLink issued warrants to NMC to purchase 50,000 shares of Common Stock at $9.76 per share, and was to issue warrants to purchase one share of Common Stock for each two members generated by this relationship, up to 300,000 shares of Common Stock. In September 1997, the parties agreed to rescind the agreement. The rescission includes the return of the 50,000 warrants and the cancellation of any future obligations of either party.

    This report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements, which are typically introduced by phrases such as "the Company believes", "anticipates", "estimates" or "expects" certain conditions to exist, reflect management's best current assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking financial statements as a result of certain factors described in this report.

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

    The Company has experienced net losses in each quarter since it commenced operations. The Company expects that it is likely to continue to incur net losses as it continues to expend substantial resources to build its infrastructure, develop new service and product offerings and build its sales and marketing and administrative organizations. The Company's operating results have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future as a result of a variety of factors.

    EarthLink's principal strategy is to rapidly expand its member base and increase its market share. To realize this strategy, the Company is continuing to invest in sales and marketing, increase its member support capabilities, enhance its network operations capacity to meet member demand and add administrative infrastructure. This strategy requires substantial cash outlays.

    The Company believes that its long-term success largely depends on maintaining member satisfaction with its services. EarthLink continues to devote significant resources to enhancing its network operations capability, World Wide Web site and service offerings. In addition, the Company continues to expand its technical support staff and enhance the staff's effectiveness by providing software tools that can assist the staff in identifying and solving member problems.

    The Company provides Internet access service to a large number of consumers and small businesses. The Company has recently expanded its consumer service offerings, adding a Personal Start Page-TM-, integrated an "plug-and-play" Web site software package, the Arena-TM- which features pay-per-play multi-player Internet games, international roaming service, 56kbps modem access, and high-speed cable access in certain parts of California. In addition, the Company provides a variety of services for business members, including business Web sites, high-speed LAN ISDN communications capability, and frame relay connections, each of which involve a monthly service charge plus set-up fees.

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

RESULTS OF OPERATIONS

                                       THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                             ------------------------------------------------  -----------------------------------------------
                                            PERCENT                  PERCENT                  PERCENT                PERCENT
                                            OF TOTAL                 OF TOTAL                 OF TOTAL               OF TOTAL
                                1996        REVENUE      1997        REVENUE      1996        REVENUE     1997       REVENUE
                             ----------     --------  ----------     --------  ----------     --------  ---------    ---------
                                                             (in thousands, except percentages)
Total Revenues               $  10,016        100%    $  20,603        100%    $  20,162        100%    $  55,167      100%
Total Cost of Revenues           6,866         69%       10,284         50%       13,756         68%       29,145       53%
Gross Profit                     3,150         31%       10,319         50%        6,406         32%       26,022       47%
Loss from Operations            (9,777)        98%       (6,798)        33%      (21,240)       105%      (22,276)      40%
Net Loss                       (10,105)       101%       (7,198)        35%      (21,809)       108%      (23,327)      42%
EBITDA (1)                   $  (8,213)        82%    $  (4,285)        21%    $ (18,467)        92%    $ (15,705)      28%

(1) Represents earnings before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not determined in accordance with generally accepted accounting principals, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to or more meaningful than measures of performance determined in accordance with generally accepted accounting principals.

    Revenues increased 106% and 174% during the respective three month and nine month periods ended September 30, 1997 due to increases in the Company's member base. The member base increased from 28,000 to 186,000 and from 227,000 to 362,000 during the nine months ended September 30, 1996 and 1997, respectively. Continued improvement in gross margins is a direct result of management's ongoing efforts to control telecommunications costs and renew contracts under more favorable terms, combined with the economies of scale achieved with membership growth. The Company noted improvement in net loss and losses before interest, taxes, depreciation and amortization (EBITDA) for both the three month and nine month periods ending September 30, 1996 and 1997, respectively, due to member growth and the Company's ability to control costs and expenses. EBITDA loss decreased by 48% and 15% and net loss decreased 29% and increased 7% for the three month and nine months ended September 30, 1996 and 1997, respectively.

REVENUES.

    Recurring revenues consists of monthly fees charged to members for Internet access and other ongoing services. Other revenues generally represent one-time set-up fees. Recurring revenues are recognized over the period in which the services are performed. The Company experienced substantial growth in revenues for the three month and nine month periods ended September 30, 1997 as compared to the corresponding periods of 1996. This growth is primarily attributable to an increase in the number of members who use the Company's services, from approximately 186,000 at September 30, 1996 to 362,000 at September 30, 1997.

OTHER REVENUES.

                                           THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------------------   -----------------------------------------
                                                PERCENT                PERCENT                PERCENT              PERCENT
                                               OF OTHER                OF OTHER               OF OTHER             OF OTHER
                                      1996     REVENUE       1997      REVENUE      1996      REVENUE      1997    REVENUE
                                   --------    --------    -------     -------    --------    --------  --------   --------
                                                      (in thousands, except percentages)
Dial-up Set up fees                $  1,478       85%      $   822        53%     $  3,582       84%    $  2,736      60%
Other Set up Fees and Revenue           266       15%          737        47%          666       16%       1,822      40%
                                   --------                -------                --------              --------
Total Other Revenues               $  1,744      100%      $ 1,559       100%     $  4,248      100%    $  4,558     100%
                                   --------                -------                --------              --------
                                   --------                -------                --------              --------

  Other revenues decreased 11% and increased 7% for the three month and nine month periods ending September 30, 1997, respectively, compared to the corresponding periods of 1996. Due to market pressures, the Company waives set up fees for dial-up members acquired through certain affinity marketing partnerships. This has caused a decrease in dial-up set up fees collected in the three month and nine month periods ended September 30, 1997 as compared to the corresponding periods of 1996. This trend is expected to continue for dial-up set up revenue. During the nine months ended September 30, 1997, the Company began to aggressively promote its web hosting and high speed access and related hardware products. The decline in the dial-up set up fees was offset by increases in other set up fees and revenues. These increases were attributable to the expansion of the Company's nationwide service to include Web hosting and high-speed access and sales of related hardware products.

COST OF RECURRING REVENUES.

    Cost of recurring revenues principally includes telecommunications costs and depreciation expense on equipment used in network operations for ongoing member services. Included in telecommunications costs are fees paid to UUNET and PSINet for local access to their respective nationwide systems of POPs.

    Cost of recurring revenues increased 55% and 127% during three month and nine month periods ended September 30, 1997, respectively, as compared to the corresponding periods of 1996. The increase in the cost of recurring revenues is primarily due to the increase in the Company's member base. Cost of recurring revenues was 75% and 50% of recurring revenues for the three months ended September 30, 1996 and 1997, respectively, and 74% and 53% of recurring revenues for the respective nine month periods then ended. The decrease in the cost of recurring revenues as a percentage of recurring revenue is primarily due to the Company's ability to effectively manage communications costs and to exploit economies of scale to reduce per member costs as the total member base expands.

COST OF OTHER REVENUES.

    Cost of other revenues principally includes costs related to the registration of new members. These costs include licensing fees for software, software duplication costs and commissions paid to third parties (bounties).

                                            THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------   ------------------------------------------
                                                   PERCENT               PERCENT                PERCENT              PERCENT
                                                   OF OTHER              OF OTHER               OF OTHER             OF OTHER
                                          1996     REVENUE     1997      REVENUE      1996      REVENUE    1997      REVENUE
                                         ------    --------   ------     --------   --------    --------  -------    --------
                                                                 (in thousands, except percentages)
Royalties                                $  494       28%     $  192        12%     $  1,519       36%    $   873      19%
Bounties                                    138        8%        389        25%          234        6%      1,134      25%
Other                                        61        4%        160        10%          267        6%        453      10%
                                         ------               ------                --------              -------
Total Cost of Other Revenues             $  693       40%     $  741        47%     $  2,020       48%    $ 2,460      54%
                                         ------               ------                --------              -------
                                         ------               ------                --------              -------

    Cost of other revenues increased 7% and 22% for the three month and nine month periods ended September 30, 1997, respectively, as compared to the corresponding periods of the previous year. The increase was due to growth in affinity marketing partnerships and payment of the related bounties. The growth in bounties was partially offset by a decrease in royalty expense due
to the renewal of various contracts under more favorable terms.   The
increase in the cost of other revenues as a percentage of other revenues is attributable to the decrease in other revenue, specifically, dial-up set up fees.

    Substantially all of the Company's members access the EarthLink Network and the Internet by dialing into local POPs. Access in the Company's Southern California base is provided through POPs owned by the Company. The Company provides nationwide service to members through POP access leased from UUNET and PSINet. (Access to the UUNET and PSINet POPs is on a non-exclusive basis.)

    Under the Company's amended agreement with UUNET, the Company pays UUNET a monthly fee based primarily on peak member usage. If the usage becomes more concentrated during peak times, the fees paid by the Company to UUNET would increase, which would adversely affect the Company's operating margins.

SALES AND MARKETING.

    Sales and marketing expenses were 44% and 27% of total revenues for the three months ended September 30, 1996 and 1997, respectively, and 49% and 28% of total revenues for the respective nine month periods then ended. Sales and marketing expenses consist primarily of sales commissions, salaries, costs of promotional material, advertising, travel and trade shows. The Company experienced an increase of 28% and 59% in sales and marketing expenses for the three month and nine month periods ended September 30, 1997, respectively, as compared to the corresponding periods of the previous year, primarily as a result of EarthLink's efforts to expand its member base and increase brand awareness in the market place through advertising and promotions.

GENERAL AND ADMINISTRATIVE.

    General and administrative expenses were 38% and 17% of total revenues for the three months ended September 30, 1996 and 1997, respectively, and 39% and 19% of total revenues for the respective nine month periods then ended. General and administrative expenses consist primarily of costs associated with the finance and human resources departments, professional expenses, rent and other expenses, compensation earned by certain executive officers, depreciation associated with office equipment, and bad debts. General and administrative expenses increased 33% for the nine month period ended September 30, 1997 as compared to the corresponding period of 1996. This growth was primarily due to increases in bad debt, payroll, rent, depreciation expenses and credit card fees. The rise in payroll costs is primarily due to a growth in headcount. Rent expense increased as the Company occupied a new 55,000 square foot facility adjacent to its corporate headquarters. Monthly rent for the property is $66,000. The rise in depreciation expense is due to the acquisition of office equipment and leasehold improvements. The increase in credit card processing fees was primarily due to the increase in member count from approximately 186,000 at September 30, 1996 to 362,000 at September 30, 1997. General and administrative expenses decreased 7% for the three month period ended September 30, 1997 as compared to the corresponding period of the previous
year.   The decrease was primarily due to a reduction in bad debt expense.
Bad debt was $1.5 million and $865,000 for the three month periods ended September 30, 1996 and 1997, respectively. The decrease in bad debt was sufficient to offset the effect of increases in rent, payroll, depreciation and other expenses.

OPERATIONS AND MEMBER SUPPORT.

   Operations and member support expenses were 47% and 39% of total revenues for the three months ended September 30, 1996 and 1997, respectively, and 49% and 40% of total revenues for the respective nine month periods then ended. Operations and member support expenses consist primarily of costs associated with technical support and other services to register and maintain member accounts. These expenses have increased significantly since the Company's inception. This trend reflects the costs associated with building a member service organization to support the Company's member base and anticipated member growth. Management continues to make significant investments in technical and member support capabilities and to reduce member wait time for assistance. Consequently, operations and member support expenses have not significantly decreased as a percentage of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has not generated net cash from operations since its inception. The Company has funded its operations primarily through public and private sales of equity securities, borrowings from third parties and capital leases of equipment. The Company's operating activities used net cash of approximately $4.0 million and $20.3 million for the three month and nine month periods ended September 30, 1997, respectively, and $4.0 million and $11.1 million for the respective periods of 1996. During the three month and nine month periods ended September 30, 1997 and 1996, net cash used in operations resulted primarily from net losses partially offset by increases in liabilities and non-cash expenses. Non cash expenses in the third quarter of 1997 include $351,000 in the amortization of rights to member lists acquired from Internet In a Mall Inc., in the second quarter.

    Cash used in investing activities consists primarily of equipment purchases for POP and network expansion. Cash used in investing activities was $2.8 million and $13.1 million, for the three month and nine month periods ended September 30, 1997, respectively, and $3.8 million and $12.4 million for the respective periods of 1996. The Company estimates that remaining capital expenditures for 1997 will be approximately $3.1 million including network enhancements, data center expansion, leasehold improvements, and procurement of telecommunication and office equipment and furniture and fixtures. Where feasible, the Company will seek to finance certain of these expenditures through capital leases.

    Cash provided by financing activities was $17.7 million and $46.4 million for the three month and nine month periods September 30, 1997, respectively, and $15.3 million and $31.9 million for the respective periods of 1996. The Company's financing activities consisted of the private sale of convertible preferred stock, debt and capital lease transactions, primarily for equipment. The Company closed sale leaseback transactions of approximately $2.5 million and $7.8 million during the three month and nine month periods ended September 30, 1997, respectively, and $2.2 million and $9.2 million during the respective periods of 1996. The sale leaseback transactions were recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses were recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement. Under an agreement with one of its vendors, EarthLink obtained a $5 million credit facility for member access. EarthLink accumulates member access charges, applies them against the credit facility and is charged interest at a rate of prime plus 4% on the balance. The outstanding balance due under the credit facility at September 30, 1997 was $2.3 million leaving $2.7 million unused and available. The line of credit is due on the earlier of termination or July 31, 1998. The Company maintains a $5 million Convertible Promissory Note payable to UUNET and due on October 31, 1998. The Note is convertible into a maximum of approximately 391,500 shares of Common Stock at $12.88 per share. UUNET is a provider of network services to the Company and has a designate on the Company's board of directors.

    As of September 30, 1996 and 1997, the Company had cash and cash equivalents of approximately $8.7 million and $17.1 million, respectively, and negative working capital of approximately $6.4 million and $4.7 million, respectively.

    The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements through the next year. The Company's capital requirements depend on numerous factors including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its member base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales organization, information systems and research and development activities, the availability of hardware and software provided by third-party vendors and other factors. The timing and amount of all of these capital requirements cannot accurately be predicted; however, many of these factors are within the control of management, and to that extent management has control over the Company's liquidity position. If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. However, the Company believes that financing alternatives are available to address the Company's current liquidity requirements should the need arise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable


                                    PART II

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a) Exhibits.  The following exhibits are filed as part of this report:

    Exhibit No.    Description
    -----------    -----------

    10.1 Letter Agreement Amending Network Services Agreement between the Company and UUNET Technologies, Inc., dated September 26, 1997.

    10.2 Amendment No. 2 to Amended and Restated Note Purchase Agreement and Convertible Note between the Company and UUNET Technologies, Inc., dated October 27, 1997.

    11.1           Statement of computation of earnings per share.

    27             Financial Data Schedule.

(b) On September 19, 1997, the Company filed a Current Report on Form 8-K (the "Form 8-K"). The Form 8-K reported that, on September 19, 1997 the Company closed a private placement of 1,459,759 shares of its unregistered restricted Common Stock for an aggregate purchase price of approximately $15.7 million. The financing was offered and sold solely to accredited investors. The Company intends to use the proceeds of the financing for general working capital purposes.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EARTHLINK NETWORK, INC.



Date:  November 14, 1997               /s/ CHARLES G. BETTY
                                       ------------------------------------
                                       Charles G. Betty, President, Chief
                                       Executive Officer, Acting Chief
                                       Financial Officer and Director




Date:   November 14, 1997              /s/ RICHARD A. QUIROGA
                                       ------------------------------------
                                       Richard A. Quiroga, Vice President,
                                       Corporate Controller.