Form 10-K405
period 1997-12-31
EARTHLINK NETWORK INC
filed 1998-03-19
CIK 1015580

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

               [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _______ TO _______

                          Commission file number 000-0799

                              EARTHLINK NETWORK, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                       95-481766
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

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 9, 1998 was $279,364,000. There were 11,445,792 shares of Common Stock outstanding as of March 9, 1998.

                              EARTHLINK NETWORK, INC.
                             ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                 TABLE OF CONTENTS

                                       PART I


Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .12

Item 4.  Submission of Matters to a vote of Security-Holders . . . . . . .12

                                      PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . . . . . . . . . .13

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . .14

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . .15

Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . .22

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . .22

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . .23

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .23

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . . . . .23

Item 13.  Certain Relationships and Related Transactions . . . . . . . . .23

                                      PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K . . . . .24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

INDEX OF FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . F-1

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . E-1

     THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL EVENTS AND RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS. SEE ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SAFE HARBOR STATEMENT".

                                       PART I

ITEM 1.  BUSINESS.

OVERVIEW

   EarthLink Network, Inc. ("EarthLink" or the "Company"), the winner of PC MAGAZINE'S 1997 Editor's Choice Award as best Internet and online service provider, is an Internet service provider ("ISP"), that was founded to help its members derive meaningful benefits from the extensive resources of the Internet. The Company focuses on providing access, information, assistance and services to its members to encourage their introduction to the Internet and to provide them with a satisfying user experience.

   The Company provides its services through its EarthLink Network TotalAccess-TM- software package, which is designed to simplify access to the Internet through an online registration feature and a multimedia user interface. This software permits members to browse the World Wide Web and the Internet through the use of the latest Internet browsers from Netscape Communications Corporation ("Netscape") and Microsoft Corporation ("Microsoft"), one or the other of which is included in each copy of EarthLink Network TotalAccess, or another third-party browser that a member may wish to use. Members connect to the Company's network via telephone modem at speeds up to 56Kbps, cable modems, ISDN lines or frame relay connections. The Company also provides useful information and online resources to its members through its extensive World Wide Web site. On this site, members can find technical assistance information, an online newsletter, links to numerous categories of popular information and entertainment and many other items and services designed to enhance members' satisfaction with their Internet experience. In addition, the Company provides members with six megabytes of free Web space, a free Personal Start Page-TM-, 24-hour customer and technical support, a bi-monthly printed newsletter, and a other educational materials.

   The Company currently markets its services through print and broadcast advertisements, an affinity marketing program, a member referral program and other marketing activities. Its affinity marketing program includes relationships with, among others, prominent retailers, print publications, and software and hardware companies. Member referrals have also been an important source of new members, and the Company provides economic incentives (such as one month's free access) to its members to encourage referrals.

   EarthLink also offers business services, including business Web site hosting, high-speed ISDN communications capability and frame relay connectivity. In addition, the Company offers promotional opportunities to members via sponsorships through its Premier Partnership Program with advertising, marketing and distribution partners.

   Incorporated in 1994 as a California corporation and reincorporated in 1996 as a Delaware corporation, EarthLink completed the initial public offering of 2,284,750 shares of its Common Stock in the first quarter of 1997.

STRATEGIC ALLIANCE WITH SPRINT

     On February 10, 1998, EarthLink, Sprint Corporation ("Sprint"), an affiliate of Sprint, Sprint Communications Company L.P. ("Sprint L.P."), and an entity created by the Company, Dolphin, Inc. ("Newco"), entered into an Investment Agreement (the "Investment Agreement"). The Investment Agreement contemplates a strategic relationship in the area of Internet access and related services, and addresses the terms and conditions of a proposed investment by Sprint in the Company and related transactions (collectively, the "Sprint Transactions"). Pursuant to the Investment Agreement, Sprint has commenced a tender offer to purchase 1,250,000 shares of Common Stock of the Company, $.01 par value ("Common Stock"), for an aggregate cash consideration of $56,250,000, at a price per share of Common Stock of $45 net in cash to each seller (the "Offer"), upon the terms and subject to the conditions set forth in the Investment Agreement. The Board of Directors of the Company approved the Offer and the other Sprint Transactions prior to the commencement of the Offer, and has recommended that the Company's stockholders who wish to receive cash for their shares of Common Stock accept the Offer.

     Immediately following the closing of the Offer, Sprint L.P. proposes to purchase 4,102,941 shares of Series A Convertible Preferred Stock, par value $.01 per share of Newco (the "Convertible Preferred Stock"), in exchange for (i) aggregate cash consideration of $23,750,000, (ii) the assignment to Newco of 100% of Sprint L.P.'s "Sprint Internet Passport" subscribers which management believes will be approximately 130,000 subscribers, and (iii) entering into a Network Service Agreement whereby Newco and the Company will utilize Sprint's dial-up access communications network under specified terms and conditions. In addition, Sprint will enter into a Marketing and Distribution Agreement whereby Newco and the Company will utilize the Sprint brand under specified terms and conditions and will, among other things, have the right to use Sprint distribution channels under specified terms and conditions and agree to sell certain Sprint products. Sprint will also provide Newco and the Company, as co-borrowers, with up to $25 million of convertible senior debt financing on or after the closing of the transaction, with such amount to increase to up to $100 million over time, such indebtedness to be evidenced by one or more Convertible Senior Promissory Notes (the "Convertible Notes").

     The closing of the acquisition of the Convertible Preferred Stock and the other Sprint Transactions other than the Offer will take place concurrently with a merger of a wholly-owned subsidiary of Newco into the Company (the "Merger"), and the conversion of each share of Common Stock outstanding into one share of common stock of Newco, par value $.01 per share ("Newco Common Stock") pursuant to the Merger, in each case upon the terms and subject to the conditions set forth in the Investment Agreement and the ancillary agreements. Upon consummation of the Merger, the Company, as the corporation surviving the Merger, will be a wholly-owned subsidiary of Newco. Newco will make application to have the Newco Common Stock included in The Nasdaq National Market.

     Consummation of the Offer and the other Sprint Transactions is subject to certain conditions, including (i) expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (ii) the approval by the Company's stockholders of the Merger, the issuance and sale of the Convertible Preferred Stock, the Convertible Notes and the Newco Common Stock issuable upon conversion of the Convertible Preferred Stock and the Convertible Notes and any related matters that must be approved by the holders of Common Stock or Newco Common Stock in order for the Sprint Transactions to be consummated (collectively, the "Company Stockholder Vote Matters"). The Company anticipates it will obtain the necessary approvals, meet the conditions of closing and consummate the Sprint Transactions. However, there can be no assurance that the Sprint Transactions will be completed as planned.

     To induce Sprint and Sprint L.P. to enter into the Investment Agreement and the ancillary agreements, and to consummate the Sprint Transactions, certain stockholders of the Company executed and delivered to Sprint and Sprint L.P. an Agreement to Vote Stock, which obligates the parties thereto to vote shares of Common Stock held by them in favor of the Company Stockholder Vote Matters, and certain other stockholders of the Company executed and delivered to Sprint and Sprint L.P. an Agreement to Vote and Tender Stock, which obligates the parties thereto to tender shares of Common Stock held by them to Sprint and to vote such stock in favor of the Company Stockholder Vote Matters.

     In connection with the Investment Agreement, the Company, Newco, Sprint and Sprint L.P. entered into a Governance Agreement, which will take effect upon the closing of the Sprint Transactions. The Governance Agreement establishes certain terms and conditions concerning the corporate governance of Newco upon consummation of the Sprint Transactions, the acquisition and disposition of equity securities of Newco by Sprint, Sprint L.P. and any of their respective affiliates (collectively, "Affiliated Equity Holders"), the rights of Sprint to make offers to purchase all of the outstanding securities of Newco not owned by Affiliated Equity Holders and the rights of the Board of Directors of Newco to receive and entertain offers to effect "business combinations" (as defined in the Governance Agreement). The Company and certain of its stockholders have entered into a Stockholders' Agreement with Sprint and Sprint L.P., which obligates such stockholders, under certain terms and conditions described therein, to take action in support of the Company's obligations to Sprint and Sprint L.P. under the Governance Agreement.

     The Offer and the other Sprint Transactions are expected to be consummated during the second quarter of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."


STRATEGY

     The principal components of EarthLink's growth strategy are as follows:

     RAPIDLY EXPAND ITS MEMBER BASE THROUGH AGGRESSIVE MARKETING. EarthLink believes that a key to success in the competitive ISP market is to rapidly expand its member base to establish a significant revenue base and to take advantage of economies of scale. The Company acquires members primarily through its affinity marketing programs, advertising and referrals from existing members.

     RETAIN EXISTING MEMBERS. The sales, marketing and other costs of acquiring new members are substantial relative to the monthly fee collected from such members. Accordingly, the Company believes that a part of if its long-term success largely depends on member retention. To that end, EarthLink will continue to devote significant resources to expanding its 24-hour customer and technical support, enhancing its network operations capability, and refining and maintaining its World Wide Web site. In addition, the Company will continue to minimize call times by implementing a new call center and providing the training, hardware and software tools that can assist the staff in identifying and solving member problems thereby increasing member satisfaction and retention.

     CONCENTRATE ON CORE COMPETENCIES BY LEASING NETWORK SERVICES AND LICENSING SOFTWARE FROM THIRD PARTIES. In order to maintain its focus on member needs, the Company leverages the infrastructure and software development efforts of others by leasing its dial-up point of presence ("POP") capacity from UUNET Technologies, Inc. ("UUNET") and PSINet Inc. ("PSINet"), and licensing software from companies such as Netscape and Microsoft. Upon closing of the Sprint Transactions, the Company and its members will also have access to Sprint points of presence and the related communications network. See "Strategic Alliance with Sprint". The Company believes that this approach gives it flexibility to rapidly expand its service coverage without the need for substantial capital expenditures. The Company will continue to pursue this strategy so that, in addition to its sales and marketing efforts, it can devote its principal resources to improving its members' experience with the Internet.


EARTHLINK'S SERVICES

     EarthLink provides a variety of competitively priced Internet services to consumer and business members. The Company enables the majority of these services through use of its EarthLink Network TotalAccess software package. This software incorporates a telephone dialer and email functionality with several leading third-party Internet access tools, including the latest browsers from Netscape and Microsoft, thereby providing a functional, easy-to-use Internet access solution for Windows 3.1, Windows 95 and Macintosh platforms. EarthLink Network TotalAccess installation software automatically installs these and other software applications on the member's computer. The simple point-and-click functionality of EarthLink

Network TotalAccess, combined with its easy-to-use multimedia registration system, permits online credit card registration, allowing new EarthLink members to quickly access the Internet.

     The prices quoted below are subject to change.

     STANDARD EARTHLINK NETWORK INTERNET SERVICES. EarthLink provides its members with a core set of features through its standard Internet service, which allows unlimited access to the Internet, the World Wide Web as well as other features and services, subject to EarthLink's acceptable use policy and other member agreements and policies, for a flat monthly fee of $19.95 and a one-time set up fee of $25. The following features are included in EarthLink's standard internet service:

     EMAIL. Each member is provided a mailbox, used to send and receive email. Email allows members to exchange an unlimited number of multimedia text, graphics, audio and video messages with other online and Internet users.

     WEB BROWSER. EarthLink provides members a free Web browser. Currently, EarthLink offers its members Netscape Communicator 4.0 and Microsoft Internet Explorer 4.0. Members may also use any other browser of their choice.

     FREE 6MB WEB SPACE. Each EarthLink member is provided six megabytes of space on the Company's Web server to create the member's own Web home page, in addition to tutorials and tools to help them develop their sites. This enables each member to participate in the Internet community by personally adding content to the World Wide Web.

     PERSONAL START PAGE. The Company provides each member with a Personal Start Page, an enhanced default home page for members. Members can customize their home page to include content from CNET's SNAP! Online service, and news headlines from ClariNet. They also have the option to view stock quotes, sports scores and weather reports and are provided a personal reminder system, as well as a place to list their own personal Web links and links to EarthLink member and technical support resources.

     RELIABLE NATIONWIDE POPS. EarthLink members can access their accounts nationwide from any of the Company's 1,115 POPs. More than 400 of these allow 56Kbps access. Upon closing of the Sprint Transaction, the Company's members will also have acces to Sprint's system of POPs. See "Strategic Alliance with Sprint."

     PUBLICATIONS. EarthLink mails its bi-monthly printed newsletter, BLINK, to each of its members. BLINK provides members with useful information, such as tips on how to search for certain categories of information on the Internet, information regarding new EarthLink service offerings, new Internet sites and other items of interest. This publication is also available on the EarthLink home page. Additionally, the Company provides its new members with an orientation booklet called "Getting the Most Out of EarthLink," written by the Company's founder, Sky Dayton.

     MEMBER AND TECHNICAL SUPPORT. The Company believes that reliable member and technical support is critical to retaining existing and attracting new members. The Company currently provides the following types of member and technical support services: (i) toll-free, live telephone assistance available seven days a week, 24 hours a day; (ii) email-based assistance available seven days a week, 24 hours a day; (iii) help sites and Internet guide files on the EarthLink Web site; (iv) automated "fax back" and "fax on demand" assistance; and (v) printed reference material. Additionally, the Company provides dedicated support for its business members.

     EARTHLINK WEB SITE. EarthLink has developed and maintains a Web site at www.earthlink.net containing content and links to third-party content and services. EarthLink's in-house staff actively seeks out interesting content from across the World Wide Web and organizes it into areas of interest on the EarthLink Web site under topics such as "What's Hot," "Hollywood," "News," "Finance" and "Games." The Company's

Web site provides a road map to the abundance of information and services available on the Internet. A user can browse the site and click on topics of interest in order to link to desired information. The site also contains Web pages dedicated to online member assistance including technical support, account maintenance and service updates.

     NEWSGROUPS. One of the most popular areas of the Internet is Usenet, a collection of Internet discussion groups called "newsgroups". Usenet is a system that is specifically designed to create and facilitate ongoing online discussions of specific areas of interest. There are currently more than 25,000 of these newsgroups discussing different topics.

     PREMIUM EARTHLINK NETWORK SERVICES. In addition to its standard service, the Company offers a variety of premium services, including the following:

     TOTALACCESS GOLD. EarthLink recently introduced an optional value-added package, TotalAccess Gold. It includes an additional email box, priority technical support with a guaranteed 5-minute maximum wait time, and a quarterly CD-ROM containing of software tools and plug-ins. The package adds $9.95 to the monthly price of a standard dialup or ISDN account.

     BUSINESS WEB SITES. The Company provides a Web hosting service for business members. Monthly fees for business Web sites range from $89 to $455, plus one-time set up fees of $179 to $479, depending on the size of the site and whether the site is a shared or unique address. A wide variety of options is available for an extra fee. Additional traffic may apply for excess site traffic. The Company also offers an introductory service for small businesses, STARTERSITE, which is a ten megabyte, unique-domain Web site priced at $19.95 per month, plus a one-time set up fee of $25.

     NATIONAL ISDN CONNECTIONS. EarthLink offers nationwide high-speed ISDN connections. ISDN provides significantly higher speeds than conventional analog modems (up to 128 Kbps versus up to the current analog maximum of 56 Kbps). The monthly charge for ISDN is $34.95 for the first 100 channel hours, plus a one-time set up fee of $50, and additional channel hours are $.99 each.

     NATIONAL LAN ISDN SERVICE. Small to medium sized businesses can now connect their entire existing local area network ("LAN") to the Internet at ISDN speed with LAN ISDN. The nationwide service uses dynamic IP addresses and costs $99.95 per month for 160 channel hours and four email boxes. The set up fee of $149 is waived for current EarthLink members, and additional hours cost $.85 each.

     NATIONAL FRAME RELAY. Frame relay enables companies to connect their LANs to the Internet via a direct, continuous connection at speeds ranging from 56 Kbps to 1,536 Kbps. Frame relay connections, available nationwide, range from $335 to $2,350 per month depending on access speeds, data throughput and other data transfer metrics. One-time set up fees range from $495 to $1,995.

     THE EARTHLINK ONLINE MALL. EarthLink's online shopping mall, the Mall-TM-, provides users with a one-stop gateway to some of the top retailers on the Web, using the familiar mall map interface. Retailers such as The Disney Store-TM-, BarnesandNoble.com-TM- and 1-800-FLOWERS-TM- "lease" space in the Mall.

     INTERNET ROOMS. Building on the concept of a person's real-life room, the Internet Room is an easy to use communications tool enabling members to use email, online chat and other advanced tools for communication. The Internet Rooms provide members with a powerful and easy way to establish Web sites without having to rely on complicated programming languages such as HTML or FTP. There is an annual fee of $29.95 for each Internet Room.

     PREMIER PARTNERSHIP PROGRAM. As part of its strategy to generate additional incremental revenue and leverage its current properties, the Company developed the premium partnership program. The program consists of the following three options: the "Platinum Package", the "Gold Package" and the "Silver Package". Each package includes advertising in three separate areas: the Personal Start Page, the Mall and the member newsletter, "bLink". The client is promised a certain number of impressions, calculated by multiplying the reach times the frequency times the population. This program allows the partner to reach the Internet user in three different locations. EarthLink does not offer this program to every company; rather, it is focusing on market segments that should enhance the Internet experience of its member base.


     SUPPLEMENTAL SERVICES. To augment its standard and premium services, the Company provides its members with the following supplemental service options:

     ADDITIONAL MAILBOXES. The Company provides additional electronic mailboxes for a per-mailbox fee of $4.95 per month and a $9.95 set up fee. The service is intended for those members who require more than one mailbox for colleagues, employees or family members.

     DOMAIN NAME SERVICE. EarthLink provides unique or vanity domain names for those members who prefer an individualized address or plan to establish a business Web site. These vanity domain names allow consumers and businesses to customize their email and Web site addresses. EarthLink charges a one-time fee of $75 to set up domain name service and assist members in establishing their unique domain names. Members then pay an annual renewal fee to an Internet domain registration agency.

     STAR EMAIL ADDRESSING. EarthLink members desiring an unlimited choice of email addresses (like "sales@domain.com" or "webmaster@domain.com") can purchase star addressing. Within the star addressing scheme, all email goes into a central mailbox, for easy processing to individual addresses at the same domain. There is a one-time set up fee of $125, but no monthly fee for maintaining the service.

     INTERNATIONAL ROAMING SERVICE EarthLink offers international roaming services so that members who travel abroad can access their EarthLink accounts, and the Internet. The fee for roaming is a flat rate of 15 cents per minute plus applicable fees, if any, charged by local and long distance carriers.

     800 SERVICE. EarthLink provides 800 number dial-up service for members who do not have access to a local POP. EarthLink charges members $24.95 per month for five hours of 800 number service plus a one-time set up fee of $25.00. Additional hours are $4.95 per hour.


Technical Development and Service Enhancement

     EarthLink places significant emphasis on expanding and refining its services to enhance its members' Internet experience. EarthLink's technical staff is engaged in a variety of technical development and service enhancement activities and continuously reviews new third-party software products and technology for potential incorporation into EarthLink's system and services. A recent result of these efforts is a ground-up revision of EarthLink Network TotalAccess, version 2.0, which was recently introduced. The new version places a premium on ease of use, and incorporates a variety of powerful features that reduce the number and types of challenges faced by new members using the Internet for the first time. EarthLink also regularly updates and expands the online services provided through the EarthLink Web site. These activities include organizing Web content and the development of online guides, help screens and other user services and resources.

SALES AND MARKETING

     EarthLink's sales and marketing efforts consist of the following programs:

     ADVERTISING. The Company advertises its services in print, electronic and broadcast media. Included in most of these advertisements is a toll-free 800 number for contacting the Company's internal sales staff. When potential members call a sales representative using this number, they are assigned a user name and password, and are sent a copy of EarthLink Network TotalAccess software, which they use to access their account and the Internet.

     Another component of EarthLink's advertising strategy involves maintaining a presence at national trade shows such as Internet World and MacWorld, as well as numerous local and regional trade shows. Additionally, the Company markets through computer, Internet and related publications, and bundles EarthLink Network TotalAccess software with a few of these publications.

      AFFINITY MARKETING PROGRAM. EarthLink's affinity marketing program promotes the Company through the distribution of the EarthLink Network TotalAccess software package by its affinity marketing partners. These partners typically bundle EarthLink Network TotalAccess software with their own goods or services to create a package that gives potential members an incentive to establish an EarthLink account. EarthLink's marketing partners include, among numerous others, Best Buy Co., CNET, CompUSA, CyberMedia, Hard Rock Cafe America, Iomega, MacMillan Publishing USA, SAM'S Club, Sony Entertainment, United Airlines and Warner Bros.

     SPRINT ALLIANCE. EarthLink's alliance with Sprint includes a marketing agreement and distribution arrangement, which upon close of the Sprint Transactions will provide EarthLink with access to Sprint's branded marketing and distribution channels in the continental United States and a five-year commitment from Sprint to deliver a minimum of 150,000 new members annually. See - "Strategic Alliance with Sprint" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

     MEMBER REFERRAL PROGRAM. The Company believes that one of its most important marketing tools is its existing members. In order to encourage members to refer other users, the Company currently waives one month of standard access service fees per referred member. Approximately 25 percent of the Company's new membership has been generated by referrals.

OTHER PROGRAMS

  - ELITE PROGRAM. EarthLink recently launched the EarthLink Internet Technology for Education (ELITE) program, which is designed to provide a cost-effective, flexible Internet access solution for colleges and universities. The Company has already won contracts with two colleges in Georgia and with the University of California, Los Angeles (UCLA).

  - PARTNER PROGRAM. This program enables vendors, such as value-added resellers, retailers and other companies that target vertical markets to resell EarthLink's dial-up Internet service, along with high-end business services, such as Web site hosting, ISDN, LAN ISDN and frame relay, to their customers. Through this partnership, these companies can deliver a complete Internet product and service offering to their customers by providing them with a full range of turn-key, Internet business solutions.

MEMBERS, POPS AND NETWORK INFRASTRUCTURE

     As of December 31, 1997, the Company had approximately 420,000 members.
The Company presently provides its members with Internet access primarily through UUNET's and PSINet's nationwide system of Points of Presence ("POPs"). Substantially all of the Company's members access the EarthLink Network and the Internet by dialing into local POPs. Of these, the Company currently owns 58 POP sites in California and currently offers additional access through 841 UUNET
POPs and 374 PSINet POPs, to which it has access on a non-exclusive basis.   The
alliance with Sprint includes a Network Service Agreement which upon close of the Sprint Transactions, will provide EarthLink members access to POPs owned and operated by Sprint. See - "Strategic Alliance with Sprint", and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement." The inability or unwillingness of these third-party network providers to provide POP access to EarthLink's members, or the Company's inability to secure alternative POP arrangements, could have a material adverse effect on the Company.

     For members located in a geographic area not presently serviced by a local POP, the EarthLink Network can be accessed by a toll-free number for which the Company bills members on an hourly usage basis. The Company's POP sites are connected to the Internet primarily through its network hub in Pasadena. The Company's network hub is in turn connected directly to the Internet via redundant high-speed fiber optic data lines obtained from various vendors. The Company, however, does not maintain fully redundant data center and network hub facilities. Any accident, incident or system failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's ability to provide Internet services to its members, and, in turn, on the Company. However, the Company has invested in measures to minimize the effects of communications line failures, loss of electrical service, fire, earthquakes and other adverse occurrences.

MEMBER AND TECHNICAL SUPPORT

     The Company believes that reliable member and technical support is critical to retaining existing and attracting new members. The Company currently provides the following types of member and technical support: (i) toll-free, live telephone assistance available seven days a week, 24 hours a day; (ii) email-based assistance available seven days a week, 24 hours a day; (iii) help sites and Internet guide files on the EarthLink Web site; (iv) automated "fax back" and "fax on demand" assistance; and (v) printed reference material. Additionally, the Company provides dedicated support for its business members.

     EarthLink's call center is served by a state-of-the-art Lucent Definity telephone switch, which currently handles approximately 30,000 calls a day. The
system is easily scaleable to accommodate call volume growth.   The Company
actively evaluates its call center facilities so as to deliver more effective and efficient services to its members.

SUPPLIER RELATIONSHIPS

     The Company is dependent on third-party software and hardware vendors to provide the Company with much of its Internet software and hardware, including the latest World Wide Web browser software that the Company licenses from Netscape and Microsoft. Failure of the Company's suppliers to provide software or hardware in the quantities, at the quality levels or at the times required by the Company, or an inability by the Company to develop alternative sources of supply if required, could have a material adverse effect on the Company.

COMPETITION

     The Internet services market in which the Company operates is extremely competitive, and the Company expects competition in this market to intensify in the future. The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes (or in the future is expected to compete) directly or indirectly with the following categories of companies: (i) national and regional ISPs, such as BBN, MindSpring, PSINet and UUNET; (ii) established online services such as America Online, Prodigy and the Microsoft Network; (iii) nonprofit or educational ISPs;
(iv) national telecommunications companies, such as AT&T and MCI; (v) Regional Bell Operating companies (RBOC); and (vi) cable operators, such as Comcast, TCI and Time Warner.

     The entry of new competitors would result in greater competition for the Company. In addition, competitors in the telecommunications industry may be able to provide members with reduced communications costs in connection with their Internet access services, reducing the overall cost of Internet access and significantly increasing pricing pressures on the Company. There can be no assurance that the Company will be able to offset the adverse effect on revenues of any necessary price reductions resulting from competitive pricing pressures.

     The Company believes that its ability to compete successfully in the Internet services market depends on a number of factors, including market presence; the adequacy of the Company's customer and technical support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the Internet provided by the Company's services; the pricing policies of the Company, its competitors and its suppliers; the timing of introductions of new services by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and industry and general economic trends. There can be no assurance that the Company can maintain or develop the financial resources, technical expertise or marketing and support capabilities to compete successfully.

PROPRIETARY RIGHTS

GENERAL

     EarthLink relies on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect its technology. It is EarthLink's policy to require employees and consultants and, when possible, suppliers and distributors, to execute confidentiality agreements upon the commencement of their relationships with the Company. There can be no assurance that the steps taken by the Company will be sufficient to prevent misappropriation of its technology and other proprietary property or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     From time to time, the Company has received communications from third parties alleging that certain of the names or trademarks for the Company's services infringe the trademarks of such third parties. To date, no such claims have had an adverse effect on the Company's ability to market and sell its services. However, there can be no assurance that those claims will not have an adverse effect in the future or that other parties will not assert infringement claims against the Company in the future with respect to current or future services.

LICENSES

     EarthLink has obtained authorization, typically in the form of a license, to distribute third-party software incorporated in EarthLink Network TotalAccess. Applications licensed by the Company include Netscape Communicator (which automatically renews each December for additional one-year terms unless either party terminates the license on 120 days notice), Microsoft Internet Explorer (which automatically renews each December for additional one-year terms, although either party may terminate the license at any time on 30 days notice), and MacTCP software from Apple (which automatically renews each December for additional one-year terms unless either party terminates the license on twelve-month notice). The only software in the EarthLink Network TotalAccess package that is developed by the Company is the front-end and installation/registration program. The Company currently intends to maintain or negotiate renewals of existing software licenses and authorizations. The Company may want or need to license other applications in the future. The failure to renew existing software licenses or the Company's inability to license additional applications could have a material adverse effect on the Company.

TRADEMARKS

     "EarthLink Network-Registered Trademark-," "EarthLink Network TotalAccess-TM-," "bLink-TM-," "The Arena-TM-," "All the Internet You Can Eat-TM-," "It's Your Internet-TM-," "Personal Start Page-TM-",
"StarterSite-TM-", "the Mall-TM-", and the EarthLink logo are trademarks of the Company. This Report includes trademarks of companies other than the Company.

GOVERNMENT REGULATION

     The Company provides Internet services, in part, through data transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for wire line communications. The Company currently is not subject to direct regulation by the Federal Communications Commission (the "FCC") or any other governmental agency, other than regulations applicable to businesses generally. However, in the future the Company could become subject to regulation by the FCC or another regulatory agency as a provider of basic telecommunications services.
 The FCC has considered the issue of whether Internet service providers ("ISPs") should be subject to access charges and regulation, and has determined that it would not adopt such regulations. There are no active proceedings considering these specific issues at this time. The FCC has announced, however, that it will be issuing a Notice of Proposed Rule Making ("NPRM") to explore proposals to create incentives for companies to make the most efficient use of the telephone network for Internet and other information services. While the FCC has announced that it does not intend for this Notice of Proposed Rule Making to consider the imposition of access charges or regulations on ISPs, it could result in the creation of more competition for the Company. In addition, the FCC could reopen and reconsider these issues at any time.

     The recently enacted Telecommunications Act of 1996 (the "Telecommunications Act") contains certain provisions that lift, or establish procedures for lifting, certain restrictions relating to the regional Bell operating companies' ("RBOC") ability to engage directly in the Internet access business. The Telecommunications Act also makes it easier for national long distance carriers, such as AT&T, to offer local telephone service. In addition, the Telecommunications Act allows the RBOCs to provide electronic publishing of information and databases. The same regulations that permit ISPs to operate outside of the regulations applied to carriers also permits other providers of Internet services, including voice and facsimile services, to operate more easily. These could provide additional sources of competition for the Company. As the FCC auctions wireless spectrum and relaxes the restraints for the use of spectrum, it will be easier for additional wireless competitors to enter into the marketplace. Competition from these companies could have an adverse effect on the Company's business.

     The Telecommunications Act, through the portion commonly known as the "1996 Communications Decency Act," imposed fines for certain uses of the Internet, and the provision of access to indecent and obscene services. These provisions were struck down as unconstitutional by the Supreme Court of the United States in June of 1997. On March 12, 1998, the Senate Commerce Committee approved two bills that reconstruct the unconstitutional provisions of the 1996 Communications Decency Act. While it is too early to determine the ultimate course of these bills, and to evaluate the constitutionality of the proposals, there is a possibility that these provisions, if enacted, could pose possible liability on ISPs.

     Due to the increasing use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, user privacy, pricing, libel, intellectual property protection and infringement and technology export and other controls. Legislation has been introduced to define and protect citizens from illegal Internet gambling. Other Internet-related legislation has been introduced which may limit commerce and discourse on the Internet. The FCC currently is considering 1) whether ISPs are information service providers or telecommunications providers; 2) whether ISPs are legally required to contribute to the Universal Service Fund; 3) how various companies in the Internet/information/data/telephony service provider field should be classified; and 4) whether ISPs should benefit from the Universal Service Fund. Changes in the regulatory environment relating to the

Internet access industry, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from RBOCs or others, could have a material adverse effect on the Company.

EMPLOYEES

     As of December 31, 1997, the Company employed 785 people on a full-time basis, including 98 sales and marketing personnel, 579 operations and customer and technical support representatives and 108 administrative personnel. As of that date, the Company also employed 22 people on a part-time basis. None of the Company's employees are represented by a labor union, and the Company is not a party to any collective bargaining agreement.

ITEM 2.   PROPERTIES.

     EarthLink's corporate headquarters are located in an 85,500 square-foot facility in Pasadena, California. In June 1997, the Company amended the lease for its corporate headquarters facility. Under the amended lease, the lessor will provide improvements costing up to $1.4 million and convert approximately 45,000 square feet of the existing facility to office space. Base rent is
currently $73,000 per month.   Under the amended lease, the Company increased
the existing irrevocable letter of credit to the lessor from $200,000 to $450,000. The Company has an option to extend this lease for an additional five years at the then prevailing market rate following its September 30, 2007 expiration. EarthLink's data center and its primary data hubs are housed in a 55,000 square foot facility adjacent to its headquarters. EarthLink's lease for this space has an initial ten-year term at $66,000 per month for the first 60 months and $77,000 per month for the remaining 60 months. The Company has an option to extend this lease for an additional ten years at the then prevailing market rate. In addition to the Company's corporate headquarters and data center, the Company also leases approximately 7,200 square feet of office space in Los Angeles that presently houses a secondary portion of the Company's data center operations and network hub; however, the Company anticipates that these operations will be moved to its Pasadena data center in 1998. The lease for this space expires July 31, 1999 and currently provides for rental payments of approximately $10,000 per month.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a materiel adverse effect on its business or financial condition. There are proceedings pending before the FCC that could affect the ISP industry and the means by which ISPs such as the Company conduct their business. See "Business - Government Regulation." The Company is not a party to these proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                   PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades under the symbol "ELNK" on the Nasdaq National Market. The Common Stock began trading on January 22, 1997, the date of the Company's initial public offering. The following table sets forth the high and low sales price for the Common Stock on a per share basis for each quarter during 1997.

                                                              Sales Price
                                                          --------------------
                                                           High         Low
                                                          --------    --------
     First Quarter (from the date of the Company's
        initial public offering, January 22, 1997) . . .   $20.25      $10.125
     Second Quarter. . . . . . . . . . . . . . . . . . .    13.50         8.63
     Third Quarter . . . . . . . . . . . . . . . . . . .    19.50        10.25
     Fourth Quarter. . . . . . . . . . . . . . . . . . .    25.75        16.00

On March 9, 1998, there were approximately 161 holders of record of the Company's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Report.





                                                    INCEPTION
                                                 (MAY 26, 1994)
                                                     THROUGH               YEAR ENDED DECEMBER 31,
                                                   DECEMBER 31,    --------------------------------------
                                                      1994           1995           1996           1997
                                                  ------------     --------       --------       --------
                                                         (In thousands, except per share amounts)
Revenues:
  Recurring revenues                               $      53      $   2,422      $  26,879      $  72,943
  Other revenues                                          58            606          5,624          6,231
                                                   ----------     ----------     ----------     ----------
       Total revenues                                    111          3,028         32,503         79,174
Operating costs and expenses:
  Cost of recurring revenues                               4          1,055         18,462         37,974
  Cost of other revenues                                  12            349          2,699          3,401
  Sales and marketing                                     37          3,711         15,258         21,020
  General and administrative                             168          2,062         10,534         14,333
  Operations and member support                           38          1,869         15,808         30,900
                                                   ----------     ----------     ----------     ----------
                                                         259          9,046         62,761        107,628
                                                   ----------     ----------     ----------     ----------
  Loss from operations                                  (148)        (6,018)       (30,258)       (28,454)
  Interest expense                                       -             (136)        (1,041)        (2,099)
  Interest income                                        -               34            150            637
                                                   ----------     ----------     ----------     ----------
       Net loss                                    $    (148)     $  (6,120)     $ (31,149)     $ (29,916)
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------
  Basic and diluted net loss
    per share (1)                                  $   (0.10)     $   (1.59)     $   (5.13)     $   (2.99)
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------

  Weighted average shares outstanding (1)              1,550          3,837          6,069        10,001

Other operating data:
  EBITDA (2)                                            (141)        (5,713)       (26,105)       (19,077)
  Member count                                         3,000         29,000        227,000        420,000
  Number of employees                                      9            175            593            785

                                                                           DECEMBER 31,
                                                     -----------------------------------------------------
                                                        1994           1995           1996           1997
                                                     ---------      ---------     ---------     ---------
Balance sheet data:
  Cash and cash equivalents                          $   -          $   290       $  3,993      $  16,450
  Total assets                                           186          4,874         27,119         46,887
  Long-term debt                                         -              355          6,088          8,218
  Total liabilities                                       89          4,584         34,367         40,812
  Accumulated (deficit)                                 (148)        (5,007)       (36,156        (66,072)
  Stockholders' equity (deficit)                          97            290        (21,261)         6,075

--------------
(1) SFAS No. 128. "Earnings per Share" and Staff Accounting Bulletin No. 98 require companies, such as EarthLink, that incorporated the SAB 83 concept of "cheap stock" in determining pre-IPO EPS data to restate EPS data to conform to SFAS 128. Basic EPS now represents the weighted average number of shares divided into net income during a given period. Potential common stock items, options, warrants or convertible instruments are not included in the calculation of EPS due to their antidilutive effect.

(2) Represents earnings (loss) before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

     The Company has experienced net losses since it commenced operations. Net losses were approximately $6.3 million from inception through 1995, $31.1 million for 1996, and $29.9 million for the year ended December 31, 1997. As of December 31, 1997, the Company had an accumulated deficit of approximately
$66.1 million (exclusive of $1.3 million of losses incurred while the Company was an S Corporation for tax purposes, which, upon the Company's conversion to C Corporation status in June 1995, were charged to the Company's capital accounts). The Company expects that it will continue to incur net losses as it continues to expend substantial resources on sales and marketing as it attempts to rapidly increase its market share. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

     The market for the Company's services is rapidly evolving and is characterized by an increasing number of market entrants who have introduced new products and services for Internet. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet services and products.

RESULTS OF OPERATIONS


                                                                                    YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------------
                                                              PERCENT                       PERCENT                       PERCENT
                                                              OF TOTAL                      OF TOTAL                      OF TOTAL
                                                 1995         REVENUES           1996       REVENUES           1997       REVENUES
                                                 ----         --------           ----       --------           ----       --------
                                                                    (in thousands, except percentages)
Revenues:
 Recurring revenues                           $   2,422            80%      $  26,879            83%      $  72,943            92%
  Other revenues                                    606            20%          5,624            17%          6,231             8%
                                              ---------      ---------      ---------      ---------      ---------      ---------
       Total revenues                             3,028           100%         32,503           100%         79,174           100%

Operating costs and expenses:
  Cost of recurring revenues                      1,055            35%         18,462            57%         37,974            48%
  Cost of other revenues                            349            11%          2,699             8%          3,401             4%
                                              ---------      ---------      ---------      ---------      ---------      ---------
       Total cost of revenues                     1,404            46%         21,161            65%         41,375            52%

       Gross profit                               1,624            54%         11,342            35%         37,799            48%

  Sales and marketing                             3,711           123%         15,258            47%         21,020            27%
  General and administrative                      2,062            68%         10,534            32%         14,333            18%
  Operations and member support                   1,869            62%         15,808            49%         30,900            39%
                                              ---------      ---------      ---------      ---------      ---------      ---------
                                                  7,642           253%         41,600           128%         66,253            84%
                                              ---------      ---------      ---------      ---------      ---------      ---------

  Loss from operations                           (6,018)         (199%)       (30,258)          (93%)       (28,454)          (36%)
  Interest expense                                 (136)           (4%)        (1,041)           (3%)        (2,099)           (3%)
  Interest income                                    34             1%            150             0%            637             1%
                                              ---------      ---------      ---------      ---------      ---------      ---------
       Net loss                               $  (6,120)         (202%)    $  (31,149)          (96%)    $  (29,916)          (38%)
                                              ---------      ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------      ---------

1997 COMPARED TO 1996

     RECURRING REVENUES

     Recurring revenues consist of monthly fees charged to members for Internet access and other monthly services. Recurring revenues are recognized over the
period for which the services are provided.   Recurring revenues increased $46.1
million or 171% from 1996 to 1997 due to the increase in the Company's member base from 227,000 to 420,000 during 1997.

     OTHER REVENUES

     Other revenues generally represent one-time non-refundable set up fees and are recognized as earned.

                                               YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                               PERCENT                PERCENT
                                                OF OTHER               OF OTHER
                                        1996    REVENUES       1997    REVENUES
                                        ----    --------       ----    --------
                                         (in thousands, except percentages)
     Dial-up set up fees              $  4,563      81%     $  3,478      56%
     Other set up fees and revenues      1,061      19%        2,753      44%
                                     ---------             ---------
     Total other revenues             $  5,624     100%     $  6,231     100%
                                     ---------             ---------
                                     ---------             ---------

Other revenues increased $600,000 or 11% from 1996 to 1997. Due to competitive pricing and other pressures, the Company waives set up fees for dial-up members
acquired through certain affinity marketing partnerships.   This caused a
decrease in dial-up set up fees earned during 1997. This trend is expected to continue for dial-up set up fees. During 1997, the Company began to aggressively promote its Web hosting and high speed access services and in the fourth quarter began to capitalize on incremental revenue activities. The decline in dial-up set up fees was offset by increases in the other set up fees and revenues attributable to the Company's Web hosting, high speed access services and related products.

     COST OF RECURRING REVENUES

     Cost of recurring revenues principally includes telecommunications costs such as fees paid to UUNET and PSINet for local access to their nationwide systems of POPs and depreciation expense on equipment used in network operations for ongoing member services.

     Cost of recurring revenues increased $19.5 million due to the increase in the Company's member base but decreased from 69% of recurring revenues in 1996 to 52% of recurring revenues in 1997. The decrease from 1996 to 1997 was primarily due to the Company's ability to effectively manage communications costs and economies of scale to reduce per member costs as the total member base expanded. Until October 1996 the Company paid UUNET a fixed monthly fee per member plus a variable amount based on member usage in excess of a threshold number of hours per month. The Company's agreement with UUNET was amended as of October 1996 to change the basis of per member costs to peak port hours. In June 1997, UUNET agreed to waive monthly revenue minimums, and excess hours fees, and peak service user targets during the six months ended December 31, 1997. In return, EarthLink agreed not to invoke its early termination right until September 1998. If usage becomes more concentrated during peak times, the fees paid by the Company to UUNET will increase, thereby adversely affecting the Company's operating margins. Under the Company's agreement with PSINet, the Company pays PSINet a fixed monthly fee for each customer accessing the Company's services through a PSINet POP. As the Company continues to expand, the Company anticipates that it may build and use additional Company-owned POPs in those geographical areas where there is a sufficient concentration of members to support the cost of such investment. Upon close of the Sprint Transactions, the Company's members will also have access to Sprint's network of POPs. See "Business - Strategic Alliance with Sprint".

     COST OF OTHER REVENUES

     Cost of other revenues principally includes expenses related to the registration of new members such as licensing fees for software, software duplication costs commissions and bounties paid to third parties for referring new members to the Company.

                                             YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                                 PERCENT               PERCENT
                                                 OF OTHER             OF OTHER
                                      1996       REVENUES     1997    REVENUES
                                      -----      --------     ----    --------
                                         (in thousands, except percentages)
  Royalties                         $ 1,907         34%      $  930       15%
  Bounties                              465          8%       1,744       28%
  Other                                 327          6%         727       12%
                                    -------                  ------
  Total cost of other revenues      $ 2,699         48%      $3,401       55%
                                    -------                  ------
                                    -------                  ------

     Cost of other revenues increased $700,000 or 26% during 1997. The increase was due to growth in affinity marketing partnerships and payment of the related bounties. The growth in bounties was partially offset by a decrease in royalty expense due to the renewal of various contracts under more favorable terms. The increase in the total cost of other revenues as a percentage of other revenues was attributable to the decrease in other revenues, specifically, dial-up set up fees.

     SALES AND MARKETING

     Sales and marketing expenses consist primarily of sales commissions, salaries, cost of promotional material, advertising, travel and third-party sales commissions. Sales and marketing expenses increased $5.8 million or 38% during 1997. The increase was primarily due to the emphasis on marketing the Company's services, expanding sales and marketing efforts nationwide, increased sales commissions and increased marketing personnel headcount. The Company does not defer sales, marketing or other direct costs associated with the acquisition of members.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, rent, bad debts and compensation related to certain executive officers. General and administrative expenses increased $3.8 million or 36% due to increases in bad debt, payroll, rent, depreciation expenses and credit card fees. Bad debt expense was $2.5 million or 7.7% of total revenue in 1996 due to difficulties in billing and in disconnecting late-paying members on a timely basis. Bad debt expense was $3.5 million or 4.4% of revenue in 1997. The increase in bad debt was due to management's review and elimination of accounts with questionable payment history and the compression of the Company's collection cycle. The rise in payroll costs was primarily due to growth in headcount. Personnel engaged in general and administrative activities increased from 85 to 110 during 1997. The rise in depreciation expense is due to the acquisition of office equipment and the build-out of leasehold improvements. The increase in credit card processing fees was primarily due to the increase in the Company's member base.

     OPERATIONS AND MEMBER SUPPORT

     Operations and member support expenses consist primarily of costs associated with technical support and member service and costs to register and maintain member accounts. Employees engaged in operations and member support activities increased from 401 to 565 during 1997. The increase of $15.4 million or 98%
reflects management's efforts to retain existing members by devoting significant resources to expanding technical support and network operations capabilities. During 1997 the Company created a new call center and invested in training programs and hardware and software to solve member problems. The Company intends to continue to invest in this area.

1996 COMPARED TO 1995

     REVENUES

     Recurring revenues increased $24.5 million or more than 1,000% during 1996 as a result of an increase in the number of EarthLink members. The increase in revenues was partially offset by credits given to members under the Company's member referral program. Under this program, the Company waives one month of standard service fees in consideration for each new member referred by an existing member. This waived service fee results in a reduction of revenues. The increase in other revenues during 1996 was primarily due to the increase in the number of new members during that period and one-time set up fees collected from those new members. From time to time, the Company waives the one-time set up fee it charges new members as a result of competitive pricing and other pressures.

     COST OF REVENUES

     Cost of recurring revenues increased from 44% of recurring revenues in 1995 to 69% of recurring revenues in 1996 due the Company's expansion to nationwide service through its relationship with UUNET. The Company paid UUNET a fixed monthly fee per member plus a variable amount based on customer usage in excess of a threshold number of hours per month. The Company's agreement with UUNET was amended as of October 1996 so that the key variable component is peak usage rather than hourly usage.

     SALES AND MARKETING

     Sales and marketing expenses consisted primarily of sales commissions, salaries, cost of promotional material, advertising, travel and third-party sales commissions. EarthLink's principal strategy has been to rapidly expand its customer base and increase its market share of the under penetrated market for Internet access services. To realize this strategy, the Company has aggressively invested in sales and marketing. This strategy required substantial initial cash outlays which outpaced the resultant growth in revenues. In the latter part of 1996 EarthLink's marketing efforts emphasized the variety of services available to business members, including business Web sites, high-speed ISDN communications capability, high-speed frame relay connections and Internet access through corporate Intranets.

     GENERAL AND ADMINISTRATIVE

     Since inception, general and administrative expenses have increased as a result of increased employee headcount, rent, depreciation and credit card fees. During 1996, the Company hired a number of senior management personnel, moved into a new headquarters building and engaged professional consultants to assist in the development of an administrative infrastructure to accommodate anticipated increases in the number of members and employees, which resulted in a significant increase in general and administrative expenses as compared to 1995. General and administrative expenses for 1996 included bad debt expense of $2.5 million which resulted from difficulties in billing and in disconnecting late-paying members on a timely basis. In addition, in September 1996, the Company issued 37,500 shares of Common Stock as consideration for the termination of a consulting agreement. The value of the stock, $413,000, was included in general and administrative expenses for the year ended December 31, 1996.

     OPERATIONS AND MEMBER SUPPORT

     Operations and member support expenses consist primarily of expenses associated with technical support and member services to register and maintain member accounts. These expenses have increased significantly since the Company's inception. This trend reflects the costs associated with building a member service organization to support the Company's
member base and anticipated member growth.   Employees engaged in operations and
member support activities increased from 118 to 401 during 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has not generated net cash from operations since its inception. The Company has funded its operations primarily through private and public sales of equity securities, borrowings from third parties and lease financing. Cash used in operating activities was approximately $3.6 million, $16.2 million and $21.3 million during the three years ended December 31, 1997, respectively.

     Cash used in investing activities has consisted primarily of equipment purchases for POP and network expansion. Capital expenditures amounted to approximately $2.8 million, $18.8 million and $14.5 million, respectively, for the three years ended December 31, 1997. During 1997 the Company purchased the rights to subscribers and related assets of Internet in a Mall, a Tarzana, California based Internet access provider at a cost of approximately $1.4 million. The Company estimates that capital expenditures for 1998 will be approximately $18.5 million including network enhancements, data center expansion, and procurement of telecommunication and office equipment and furniture and fixtures. Where feasible, the Company will seek to finance certain of these expenditures through capital leases.

     Cash provided by financing activities provided the Company with approximately $8.2 million, $38.3 million and $49.8 million during the three years ended December 31, 1997, respectively. The Company's financing activities have consisted of the private sale of debt, the public and private sale of equity securities and capital lease transactions primarily for equipment. The Company issued 367,155 shares of Common Stock at $0.82 per share, 827,085 shares of Common Stock at $1.81 per share and 921,745 at $4.84 per share on March 10, 1995, June 19, 1995 and October 31, 1995, respectively. As a result of these placements, the Company raised, in the aggregate $6,258,000 during 1995. The Company issued 45,485 shares of Common Stock at $4.84 per share and 25,000 shares of Common Stock at $4.84 per share on January 18, 1996 and March 20, 1996, respectively. On May 6, 1996, the Company issued 852,460 shares of common stock at $9.76 per share in a private placement. On September 24, 1996, the Company issued 2,727,273 shares of Series A Convertible Preferred Stock at $5.50 per share which was converted into 1,363,624 shares of Common Stock upon the close of the Company's initial public offering in January 1997. As a result of these placements, EarthLink raised, in the aggregate, net proceeds of $22.7 million during 1996. In January 1997, the Company sold 2,000,000 shares of Common Stock in its initial public offering. Net proceeds from the offering were approximately $22.8 million. In February 1997, the underwriter of the public offering exercised its over allotment option and purchased and sold an additional 284,750 shares of Common Stock. Net proceeds to the Company were approximately $3.4 million. On September 19, 1997, the Company closed a private placement of 1,459,759 shares of its unregistered restricted Common Stock. Net proceeds from the offering were approximately $15.4 million. Capital lease obligations generally result from the sale and leaseback of equipment. During the three years ended December 31, 1997, the Company financed the acquisition of data processing and office equipment amounting to approximately $556,000, $11.3 million and $10.5 million, respectively, by entering into a number of agreements for the sale and leaseback of equipment. The sale leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses have been recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement. During the second quarter of 1996, the Company received short-term debt financing (issued in the form of 10% Promissory Notes that were to mature in June 1997) of $2.95 million from a limited number of investors, including certain directors and existing stockholders. The holders of $725,000 of such notes converted the notes into 55,767 shares of Common Stock upon closing of the Company's initial public offering. The remaining $2,225,000 of 10% promissory notes were paid in full in January 1997.

     In connection with an amendment of its strategic network services relationship with UUNET, in October 1996, the Company issued a $5.0 million, one-year promissory note to UUNET. This note bears interest at 10.25% and is convertible into up to approximately 391,515 shares of Common Stock. The note was amended in October 1997 to extend the due date for an additional year.

     As of December 31, 1996 and December 31, 1997, the Company had cash and cash equivalents of approximately $4.0 million and $16.5 million, respectively. The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for at least the next 12 months. Under the terms of its announced alliance with Sprint Corporation and assuming that the Sprint transactions close, EarthLink will obtain approximately $24 million in cash and have available up to $100 million in convertible debt financing over three years. See "Business - Strategic Alliance with Sprint," and "-Safe Harbor Statement". The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its member base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales organization, information systems and research and development activities, the availability of hardware and software provided by third-party vendors and other factors. The timing and amount of such capital requirements cannot accurately be predicted. If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to the Company's stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations or its anticipated expansion, which could have a material adverse effect on the Company.

YEAR 2000

     Many existing computer programs use only two digits to identify a year. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000 (the "Year 2000 Phenomenon"). The Company utilizes software, computer technology and other services provided by third-party vendors that may not be Year 2000 Phenomenon ready. Much of the third-party software, computer technology and services is not essential to the Company's operations. However, as discussed elsewhere in this Report, the Company is dependent on UUNET and PSINet for network communications services and Microsoft and Netscape for Web browser software. The Company is also indirectly dependent on the institutions involved in processing the Company's members' credit card payments for the Company's services. The failure of the software and computing systems of these and other third-party vendors to be Year 2000 Phenomenon ready could have material adverse effects on the Company. The Company has assessed its proprietary software and systems and has determined them to be Year 2000 Phenomenon ready. However, the Company is currently assessing the Year 2000 Phenomenon readiness of its third-party supplied software, computer technology and other services. Based upon the results of this assessment, the Company will develop and implement, if necessary, a remediation plan with respect to third-party software, computer technology and services which may fail to be Year 2000 Phenomenon ready. Management anticipates that the Company's business, including components thereof provided by third-party vendors, will be Year 2000 Phenomenon ready by 2000. At this time, the expenses associated with this assessment and potential remediation plan cannot presently be determined.

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 1997. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited financial statements contained herein and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information set forth therein when read in conjunction with the Financial Statements and Notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.



                                                  1996                                       1997
                                -----------------------------------------   -----------------------------------------
                                  First     Second      Third     Fourth      First     Second      Third     Fourth
                                 Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                --------   --------   --------   --------   --------   --------   --------   --------
                                                                   (In thousands)
Recurring revenues              $  2,628   $  5,014   $  8,272   $ 10,965   $ 14,086   $ 17,479   $ 19,044   $ 22,334
Other revenues                       790      1,714      1,744      1,376      1,632      1,367      1,559      1,673
                                --------   --------   --------   --------   --------   --------   --------   --------
  Total revenues                   3,418      6,728     10,016     12,341     15,718     18,846     20,603     24,007

Cost of revenues                   1,698      3,865      6,173      6,726      7,955      9,187      9,543     11,289
Cost of other revenues               569        758        693        679        915        804        741        941
Sales and marketing                2,209      3,263      4,395      5,391      4,961      5,056      5,636      5,367
General and administrative         1,632      2,423      3,783      2,696      3,502      3,449      3,511      3,871
Operations and member support      2,098      3,094      4,749      5,867      6,422      7,791      7,970      8,717
                                --------   --------   --------   --------   --------   --------   --------   --------
                                   8,206     13,403     19,793     21,359     23,755     26,287     27,401     30,185

Loss from operations              (4,788)    (6,675)    (9,777)    (9,018)    (8,037)    (7,441)    (6,798)    (6,178)
Interest expense                    (100)      (161)      (422)      (358)      (507)      (444)      (516)      (632)
Interest income                       19          1         94         36        165        135        116        221
                                --------   --------   --------   --------   --------   --------   --------   --------
  Net loss                      $ (4,869)  $ (6,835)  $(10,105)  $ (9,340)  $ (8,379)  $ (7,750)  $ (7,198)  $ (6,589)
                                --------   --------   --------   --------   --------   --------   --------   --------
                                --------   --------   --------   --------   --------   --------   --------   --------
  Basic and diluted
    net loss per share (1)      $  (0.96)  $  (1.21)  $  (1.65)  $  (1.26)  $  (0.92)  $  (0.80)  $  (0.72)  $  (0.59)
Weighted average
  shares outstanding (1)           5,097      5,652      6,139      7,386      9,094      9,738      9,932     11,241
                                --------   --------   --------   --------   --------   --------   --------   --------
                                --------   --------   --------   --------   --------   --------   --------   --------

EBITDA (2)                        (4,338)    (5,916)    (8,213)    (7,638)    (6,157)    (5,263)    (4,285)    (3,372)


                                                            AS A PERCENTAGE OF TOTAL REVENUES
                                -------------------------------------------------------------------------------------
Recurring revenues                   77%        75%        83%        89%        90%        93%        92%        93%
Other revenues                       23%        25%        17%        11%        10%         7%         8%         7%
                                --------   --------   --------   --------   --------   --------   --------   --------
  Total revenues                    100%       100%       100%       100%       100%       100%       100%       100%

Cost of revenues                     50%        57%        62%        55%        50%        49%        46%        48%
Cost of other revenues               17%        11%         7%         6%         6%         4%         4%         4%
Sales and marketing                  65%        48%        44%        44%        32%        27%        27%        22%
General and administrative           48%        36%        38%        22%        22%        18%        17%        16%
Operations and member support        61%        46%        47%        48%        41%        41%        39%        36%
                                --------   --------   --------   --------   --------   --------   --------   --------
                                    241%       198%       198%       175%       151%       139%       133%       126%

Loss from operations               (140%)      (99%)      (98%)      (73%)      (51%)      (39%)      (33%)      (26%)
Interest expense                     (3%)       (2%)       (4%)       (3%)       (3%)       (2%)       (3%)       (3%)
Interest income                       1%         0%         1%         0%        (1%)        1%        (1%)        1%
                                --------   --------   --------   --------   --------   --------   --------   --------
  Net loss                         (142%)     (101%)     (101%)      (76%)      (55%)      (40%)      (37%)      (28%)
                                --------   --------   --------   --------   --------   --------   --------   --------
                                --------   --------   --------   --------   --------   --------   --------   --------

EBITDA (2)                         (127%)      (88%)      (82%)      (62%)      (39%)      (28%)      (21%)      (14%)



(1) SFAS No. 128, "Earnings per Share" and Staff Accounting Bulletin No. 98 require companies, such as EarthLink, that incorporated the SAB 83 concept of "cheap stock" in determining pre-IPO EPS data to restate EPS data to conform to SFAS 128. Basic EPS now represents the weighted average number
     of shares divided into net income during a given period.   Potential common
     stock items, options, warrants or convertible instruments are not included in the calculation of EPS due to their anti-dilutive effect.
(2)  Represents earnings (loss) before depreciation and amortization, interest
     income and expense and income tax expense.   EBITDA is not determined in
     accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles.

SAFE HARBOR STATEMENT

     The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that the Company will not retain or grow its member base, (2) that the Company will fail to be competitive with existing and new competitors,
(3) that the Sprint Transactions will fail to close, (4) that if the Sprint Transactions close, they will not be as beneficial to the Company as management anticipates, (5) that the Company will not be able to sustain its current growth, (6) that the Company will not adequately respond to technological developments impacting the Internet, and (7) that needed financing will not be available to the Company if and as needed. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere herein.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item appears in a subsequent section of this Report. (See Item 14(a)(1) and (2)).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to management's nominees for directors of the Company will be set forth under the captions "Proposal 1 - Election of Directors -Nominees" and "Proposal 1 - Election of Directors - Information Regarding Nominees for Director" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders or in a subsequent amendment to this Report. Such information is incorporated herein by reference. Information relating to the executive officers of the Company will be set forth under the caption "Executive Officers" in the above-referenced Proxy Statement or amendment. Such information is incorporated herein by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement or amendment. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to management compensation will be set forth under the captions "Proposal 1 - Election of Directors - Director Compensation" and "Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference, except for the information set forth under the captions "Executive Compensation - Audit and Compensation Committee Report on Executive Compensation" and "Stock Performance Graph," which specifically is not so incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons is set forth under the captions "Beneficial Ownership of Common Stock" in the Company's Proxy statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and transactions between the Company and certain of its affiliates is set forth under the caption "Certain Transactions" in the Company's Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

                                       PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)       DOCUMENTS FILED AS PART OF THIS REPORT.

     1.   FINANCIAL STATEMENTS

          Report of Independent Accountants

          Balance Sheet as of  December 31, 1996 and 1997

          Statement of Operations for the three years ended December 31, 1997

          Statement of Stockholders' Equity (Deficit) for the three years ended December 31, 1997

          Statement of Cash Flows for the three years ended December 31, 1997

          Notes to Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULE

          The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Report because they are either not required or are immaterial.

     3.   EXHIBITS

          EXHIBIT                       DESCRIPTION
          -------                       -----------
          2.1 Investment Agreement dated as of February 10, 1998, among Sprint Corporation, a Kansas corporation, Sprint Communications Company L.P., a Delaware limited partnership, Dolphin, Inc., a Delaware corporation, Dolphin Sub, Inc., a Delaware corporation, and EarthLink Network, Inc., a Delaware corporation (incorporated by reference to Exhibit
                    2.1 to the Company's Form 8-K filed on February 10, 1998).

          3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          4.1 See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining rights of holders of Common Stock.

          4.2       Specimen Stock Certificate (incorporated by reference to
                    Exhibit 4.2 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          4.3       Form of Warrant Agreement (incorporated by reference to
                    Exhibit 4.3 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.1 Governance Agreement, dated as of February 10, 1998, among Sprint Corporation, a Kansas corporation, Sprint Communications Company L.P., a Delaware limited partnership, Dolphin, Inc., a Delaware corporation, and EarthLink Network, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 10, 1998).

          10.2 Proposed form of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Dolphin, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 10, 1998).

          10.3 Credit Agreement, dated as of February 10, 1998, between Dolphin, Inc., a Delaware corporation, and EarthLink Network, Inc., a Delaware corporation, as Borrowers, and Sprint Corporation, a Kansas corporation, as Lender (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on February 10, 1998).

          10.4 Lease Line Agreement, dated January 30, 1996, between the Company and Boston Financial & Equity Corporation (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.5 Master Lease Agreement, dated September 1, 1995, between the Company and LINC Capital Management (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.6 Netscape Communications Corporation Internet Service Provider Navigator Distribution Agreement dated May 31, 1996, between the Company and Netscape Communications Corporation (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 - File No. 333-5781).
                    (a) Amendment No. 1 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(a) to the Company's Registration Statement on Form S-1 - File No. 333-5781).
                    (b) Amendment No. 2 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.7 Network Services Agreement dated May 31, 1996, between the Company and UUNET Technologies, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 - File No. 333-5781).
                    (a) Addendum No. 1 to Network Services Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.8 Software Distribution Agreement (MacTCP), dated October 2, 1995, between the Company and Apple Computer, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.9 Employment Agreement, dated January 15, 1996, between the Company and Charles G. Betty (incorporated by reference to
                    Exhibit 10.9 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.12 Standard Industrial/Commercial Multi-Tenant Lease, dated December 1, 1995, between the Company and Becton, Dickinson (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.13     Business Loan Agreement, dated June 15, 1995, and Promissory
                    Note in the original principal amount of $250,000 between the Company and California United Bank (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.16 Production and Distribution Agreement, dated May 6, 1996, between the Company and National Media Corporation (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 - File No. 333-5781).
                    (a) Amendment No. 1 to Production and Distribution Agreement incorporated by reference to (Exhibit 10.16(a) to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.19 Internet Wizard Sign-Up Agreement between the Company and Microsoft Corporation, dated August 16, 1996 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.20 Network Access Agreement between the Company and PSINet, Inc., dated July 22, 1996 and Amendment No. 1 to Network Access Agreement (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.21 Office Lease by and between The Mutual Life Insurance Company of New York, as Landlord, and the Company, as Tenant, dated September 20, 1996 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.22 Standard Office Lease by and between Glen Feliz Properties, as Landlord, and the Company, as Tenant, dated July 2, 1996 (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          10.23 Amended and Restated Note Purchase Agreement between the Company and UUNET Technologies, Inc., dated October 31, 1996 (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 - File No. 333-5781).
                    (a) $5,000,000 Convertible Note (incorporated by reference to Exhibit 10.23(a) to the Company's Registration Statement on Form S-1 - File No. 333-5781).
                    (b) Addendum to Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.23(c) to the Company's Registration Statement on Form S-1 - File No. 333-5781).

          23.1 Consent of Price Waterhouse LLP, independent accountants - filed herewith.

          27.1      Financial Data Schedule - filed herewith.

          99.1 Registration Rights Agreement, dated as of February 10, 1998, among Dolphin, Inc., a Delaware corporation, Sprint Corporation, a Kansas corporation, and Sprint Communications Company L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on February 10, 1998).

          99.2 Stockholders' Agreement, dated as of February 10, 1998, among EarthLink

                    Network, Inc., a Delaware corporation, Dolphin, Inc., a Delaware corporation, Sprint Corporation, a Kansas corporation, Sprint Communications Company L.P., a Delaware limited partnership, and the persons identified on Schedule I thereto (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on February 10, 1998).

          99.3 Agreement to Vote Stock, dated as of February 10, 1998, among the Granting Stockholders named on Schedule A thereto, Sprint Corporation, a Kansas corporation and Sprint Communications Company L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed on February 10, 1998).

          99.4 Agreement to Vote and Tender Stock, dated as of February 10, 1998, among the Granting Stockholders named on Schedule A thereto, Sprint Corporation, a Kansas corporation and Sprint Communications Company, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.4 to the Company's Form 8-K filed on February 10, 1998).


(b)  REPORTS ON FORM 8-K.

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

     On February 10, 1998, the Company filed a Current Report on Form 8-K (the "Form 8-K"). The Form 8-K reported that, on February 10, 1998 the Company announced a long-term strategic alliance with Sprint Corporation as more thoroughly described elsewhere in this report. See "Business - Sprint Transaction".

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EARTHLINK NETWORK, INC.



                                        /s/ Charles G. Betty
                                        ----------------------------------
                                        Charles G. Betty President, CEO

                                        Date: March 18, 1998

     Each person whose signature appears below hereby constitutes and appoints Charles G. Betty and Grayson L. Hoberg the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  March 18, 1998                   /s/ Charles G. Betty
     -----------------                  ---------------------------------------
                                        Charles G. Betty, President, Chief
                                        Executive Officer and Director


Date:  March 18, 1998                   /s/ Grayson L. Hoberg
     -----------------                  ---------------------------------------
                                        Grayson L. Hoberg, Vice President -
                                        Finance and Administration and Chief
                                        Financial Officer


Date:  March 18, 1998                   /s/ Richard A. Quiroga
     -----------------                  ---------------------------------------
                                        Richard A. Quiroga, Vice President -
                                        Corporate Controller


Date:  March 18, 1998                   /s/ Sky D. Dayton
     -----------------                  ---------------------------------------
                                        Sky D. Dayton, Chairman of the Board


Date:  March 18, 1998                   /s/ Sidney Azeez
     -----------------                  ---------------------------------------
                                        Sidney Azeez, Director


Date:  March 18, 1998                   /s/ Robert M. Kavner
     -----------------                  ---------------------------------------
                                        Robert M. Kavner, Director

Date:  March 18, 1998                   /s/ Paul McNulty.
     -----------------                  ---------------------------------------
                                        Paul McNulty, Director


Date:  March 18, 1998                   /s/ Kevin M. O'Donnell.
     -----------------                  ---------------------------------------
                                        Kevin M. O'Donnell, Director


Date:  March 18, 1998                   /s/ John W. Sidgmore
     -----------------                  ---------------------------------------
                                        John W. Sidgmore, Director


Date:  March 18, 1998                   /s/ Reed E. Slatkin
     -----------------                  ---------------------------------------
                                        Reed E. Slatkin, Director


Date:  March 18, 1998                   /s/ Linwood A. Lacy
     -----------------                  ---------------------------------------
                                        Linwood A. Lacy, Director

                              EARTHLINK NETWORK, INC.
                           INDEX TO FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997


                                                                         PAGE
                                                                         ----
 Report of Independent Accountants....................................    F-2

 Balance Sheet as of December 31, 1996 and 1997.......................    F-3

 Statement of Operations for the three years ended December 31, 1997..    F-4

 Statement of Stockholders' Equity (Deficit) for the three years
 ended December 31, 1997..............................................    F-5

 Statement of Cash Flows for the three years ended December 31, 1997..    F-6

 Notes to Financial Statements........................................    F-7

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of EarthLink Network, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of EarthLink Network, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Costa Mesa, California
January 29, 1998

                               EARTHLINK NETWORK, INC.
                                    BALANCE SHEET
                                        ASSETS

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        1996           1997
                                                                    -------------  -------------
                                                                           (In thousands)
Current assets:
   Cash and cash equivalents                                         $     3,993    $    16,450
   Restricted short-term investment                                        1,087          1,250
   Accounts receivable, net of allowance of $781,000
     and $165,000 at December 31, 1996 and 1997, respectively              1,725          2,520
   Prepaid expenses                                                          885          1,109
   Other assets (Note 5)                                                   1,383            753
                                                                    -------------  -------------
       Total current assets                                                9,073         22,082
Other long-term assets (Note 5)                                              329            449
Property and equipment, net (Notes 1 and 4)                               17,401         23,398
Intangibles, net (Notes 3, 6 and 9)                                          316            958
                                                                    -------------  -------------
                                                                     $    27,119    $    46,887
                                                                    -------------  -------------
                                                                    -------------  -------------

         LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Trade accounts payable                                            $    11,207    $     6,472
   Accrued payroll and related expenses                                    1,469          2,316
   Other accounts payable and accrued liabilities                          2,061          3,717
   Current portion of capital lease obligations (Note 11)                  3,582          7,112
   Notes payable (Note 7)                                                  7,950          9,387
   Deferred revenue                                                        2,010          3,590
                                                                    -------------  -------------
       Total current liabilities                                          28,279         32,594
Long-term debt (Note 11)                                                   6,088          8,218
                                                                    -------------  -------------
       Total liabilities                                                  34,367         40,812

Commitments and contingencies (Note 11)
Mandatorily redeemable convertible preferred stock (Note 8)               14,013            -

Stockholders' equity (deficit)
   Preferred stock, $0.01 par value, 10,000,000 shares
     authorized,  2,727,273 and nil shares outstanding
     as redeemable preferred stock (Note 8)                                  -              -
   Common stock, $0.01 par value, 50,000,000 shares
     authorized, 6,022,724 and 11,250,372 shares
     issued and outstanding (Note 8)                                          60            112
   Additional paid-in capital                                             14,236         70,942
   Warrants to purchase common stock (Note 9)                                599          1,093
   Accumulated deficit                                                   (36,156)       (66,072)
                                                                    -------------  -------------
       Total stockholders' equity (deficit)                              (21,261)         6,075
                                                                    -------------  -------------
                                                                     $    27,119    $    46,887
                                                                    -------------  -------------
                                                                    -------------  -------------

      The accompanying notes are an integral part of these financial statements

                                EARTHLINK NETWORK, INC
                               STATEMENT OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                              1995           1996           1997
                                                          ------------- -------------- --------------
                                                            (In thousands, except per share amounts)
Revenues:
   Recurring revenues                                      $     2,422   $     26,879   $     72,943
   Other revenues                                                  606          5,624          6,231
                                                          ------------- -------------- --------------
       Total revenues                                            3,028         32,503         79,174
Operating costs and expenses:
   Cost of recurring revenues                                    1,055         18,462         37,974
   Cost of other revenues                                          349          2,699          3,401
   Sales and marketing                                           3,711         15,258         21,020
   General and administrative                                    2,062         10,534         14,333
   Operations and member support                                 1,869         15,808         30,900
                                                          ------------- -------------- --------------
                                                                 9,046         62,761        107,628
                                                          ------------- -------------- --------------

   Loss from operations                                         (6,018)       (30,258)       (28,454)
   Interest expense                                               (136)        (1,041)        (2,099)
   Interest income                                                  34            150            637
                                                          ------------- -------------- --------------
       Net loss                                            $    (6,120)  $    (31,149)  $    (29,916)
                                                          ------------- -------------- --------------
                                                          ------------- -------------- --------------

   Basic and diluted net loss per share (Note 1)           $     (1.59)  $      (5.13)  $      (2.99)
                                                          ------------- -------------- --------------
                                                          ------------- -------------- --------------

   Weighted average shares outstanding (Note 1)                  3,837          6,069         10,001
                                                          ------------- -------------- --------------
                                                          ------------- -------------- --------------






      The accompanying notes are an integral part of these financial statements

                                EARTHLINK NETWORK, INC
                     STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                          COMMON STOCK        ADDITIONAL                                 TOTAL
                                                          ------------         PAID-IN      WARRANTS   ACCUMULATED    SHAREHOLDERS'
                                                       SHARES       AMOUNT     CAPITAL       ISSUED      DEFICIT    EQUITY (DEFICIT)
                                                     ----------   ----------  ----------   ----------  -----------  ----------------
                                                                                  (In thousands)
 Balance at December 31, 1994                            2,941     $     29    $    147     $     69    $   (148)      $     97
 Issuance of Common Stock                                2,116           22       6,236          -           -            6,258
 Reclassification of S Corporation accumulated
     deficit                                               -            -        (1,261)         -         1,261            -
 Warrants issued for lease guarantee (Note 9)              -            -           -             50         -               50
 Warrants issued for non-competition
    agreement (Note 9)                                     -            -           -              5         -                5
 Net loss                                                  -            -           -            -        (6,120)        (6,120)
                                                     ----------   ----------  ----------   ----------  ----------      ----------
 Balance at December 31, 1995                            5,057           51       5,122          124      (5,007)           290
 Issuance of Common Stock                                  923            9       8,651          -           -            8,660
 Issuance of Common  Stock for services                     43          -           463          -           -              463
 Warrants issued in connection with equipment
     leases and other financings (Note 9)                  -            -           -            475         -              475
 Net loss                                                  -            -           -            -       (31,149)       (31,149)
                                                     ----------   ----------  ----------   ----------  ----------      ----------
 Balance at December 31, 1996                            6,023           60      14,236          599     (36,156)       (21,261)
 Initial Public Offering, net of expenses                2,000           20      22,766                                  22,786
 Conversion of redeemable preferred stock
   into common stock                                     1,364           13      14,000          -           -           14,013
 Conversion of debt to common stock                         56          -           725          -           -              725
 Underwriters over-allotment                               285            3       3,437          -           -            3,440
 Issuance of common stock in connection with
   Private Placement                                     1,460           15      15,394          -           -           15,409
 Issuance of Common Stock pursuant to
   exercise of stock options                                62            1         384          -           -              385
 Warrants issued in exchange
   for services (Note 9)                                   -            -           -            494         -              494
 Net loss                                                  -            -           -            -       (29,916)       (29,916)
                                                     ----------   ----------  ----------   ----------  ----------      ----------
 Balance at December 31, 1997                           11,250     $    112    $ 70,942     $  1,093    $(66,072)      $  6,075
                                                     ----------   ----------  ----------   ----------  ----------      ----------
                                                     ----------   ----------  ----------   ----------  ----------      ----------





      The accompanying notes are an integral part of these financial statements

                                EARTHLINK NETWORK, INC
                               STATEMENT OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------
                                                                         1995           1996           1997
                                                                      -----------   ------------   ------------
                                                                                   (In thousands)
Cash flows from operating activities:
   Net loss                                                            $  (6,120)    $  (31,149)    $  (29,916)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                          305          4,153          9,377
      Provision for doubtful accounts receivable                             -              781           (615)
      Issuance of Common Stock in exchange for
        professional services                                                -               50            -
      Issuance of Common Stock in exchange for
        termination of consulting agreement                                  -              413            -
      Issuance of warrants in exchange for
        professional services                                                -              -              494
      Increase in accounts receivable                                       (191)        (2,288)          (180)
      (Increase) decrease in prepaid expenses and other assets              (141)        (2,353)           202
      Increase (decrease) in accounts payable and
        accrued liabilities                                                2,292         12,373         (2,232)
      Increase in deferred revenue                                           212          1,798          1,580
                                                                      -----------   ------------   ------------
          Net cash used in operating activities                           (3,643)       (16,222)       (21,290)
                                                                      -----------   ------------   ------------

Cash flows from investing activities:
   Purchases of property and equipment                                    (2,766)       (18,774)       (14,528)
   Purchase of restricited short-term investment                          (1,500)        (1,087)          (200)
   Liquidation of restricted short-term investment                           -            1,500             37
   Purchase of member base                                                   -              -           (1,404)
                                                                      -----------   ------------   ------------
          Net cash used in investing activities                           (4,266)       (18,361)       (16,095)
                                                                      -----------   ------------   ------------

Cash flows from financing activities:
   Proceeds from (payment of ) line of credit                              1,494         (1,494)         4,387
   (Payment of) proceeds from notes payable                                  (67)         7,950         (2,225)
   Proceeds from capital lease obligations                                   556         11,348         10,544
   Principal payments under capital lease obligations                        (42)        (2,191)        (4,884)
   Proceeds from issuance of mandatorily redeemable
     convertible preferred stock                                             -           14,013            -
   Proceeds from initial public offering                                     -              -           26,226
   Proceeds from stock options exercised                                     -              -              385
   Proceeds from private placements of Common Stock                        6,258          8,660         15,409
                                                                      -----------   ------------   ------------
          Net cash provided by financing activities                        8,199         38,286         49,842
                                                                      -----------   ------------   ------------
Net increase in cash and cash equivalents                                    290          3,703         12,457
Cash and cash equivalents, beginning of year                                 -              290          3,993
                                                                      -----------   ------------   ------------
Cash and cash equivalents, end of period                               $     290     $    3,993     $   16,450
                                                                      -----------   ------------   ------------
                                                                      -----------   ------------   ------------




      The accompanying notes are an integral part of these financial statements

                               EARTHLINK NETWORK, INC.
                            NOTES TO FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION

     EarthLink Network, Inc. ("EarthLink" or the "Company") was organized on May 26, 1994 as a California corporation and reincorporated in 1996 as a Delaware corporation. The Company is an Internet service provider that was formed to help members derive meaningful benefits from the extensive resources of the Internet.

     The Company has experienced operating losses since inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets. The Company expects that it will continue to incur net losses as it continues to expend substantial resources on sales and marketing as it attempts to rapidly increase its market share. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

 REVENUES

     Recurring revenues consists of monthly fees charged to members for Internet access and other ongoing services from monthly Internet service and are recognized over the period services are provided. Other revenues generally represent one-time non-refundable set up fees. Such revenues are recorded as earned.

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

 CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations or credit risk consist principally of cash investments and trade receivables. The Company's cash investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to trade receivables are limited due to the large number of members comprising the Company's member base.

 PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally three years for computers and computer related equipment and five years for other non-computer furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated lives or the term of the lease, ranging from one to ten years.

 EQUIPMENT UNDER CAPITAL LEASE

     The Company leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are amortized over the lesser of their estimated useful lives of three to five years or the term of the lease.

INTANGIBLES

     Intangible assets consist primarily of deferred financing and professional service costs, prepaid lease guarantee costs, goodwill, rights to client lists and a covenant not to compete. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which range from one to three years. The Company regularly reviews the recoverability of intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying values of the intangibles.

 ADVERTISING AND CUSTOMER ACQUISITION COSTS

     Advertising and customer acquisition costs are included in sales and marketing. Such costs are expensed as incurred.

 INCOME TAXES

     Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS) and Staff Accounting Bulletin (SAB) No. 98. SAB No. 98 states that companies, such as EarthLink, that completed an initial public offering ("IPO") within the past 5 years and incorporated the SAB No. 83 concept of "cheap stock" in determining pre-IPO EPS data must restate all EPS
data to conform to SFAS No. 128.   Accordingly, all EPS data have been restated
to conform to SFAS No. 128. SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares divided into net income during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company has not included potential common stock in the calculation of EPS since inception as such inclusion would have an anti-dilutive effect.

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

 COMMON STOCK BASED COMPENSATION

     The Company continues to account for its employee stock based compensation in accordance with the provisions of APB 25 and provides pro forma disclosures in the notes to the financial statements (see note 9), as if the measurement provisions of SFAS No. 123 had been adopted.

 RECLASSIFICATION

     Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.


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


3.  PURCHASE OF CERTAIN ASSETS FROM INTERNET IN A MALL

     In April 1997, the Company purchased the subscribers and related assets, including accounts receivable related to the consumer dial-up Internet access service of Internet in a Mall, a Tarzana, California based Internet access provider. Under the terms of the agreement, as amended, the Company purchased rights to approximately 28,000 subscriber accounts as of April 1997.


4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of:


                                                           DECEMBER 31,
                                                           ------------
                                                        1996           1997
                                                        ----           ----
                                                          (In thousands)
    Data communications equipment                    $  11,464      $  17,056
    Office and other equipment                           6,686         12,196
    Leasehold improvements                                 646          5,013
    Construction in progress                             2,841          1,901
                                                     ---------      ---------
                                                        21,637         36,166
    Less accumulated depreciation and amortization      (4,236)       (12,768)
                                                     ---------      ---------
                                                     $  17,401      $  23,398
                                                     ---------      ---------
                                                     ---------      ---------

    Property under capital lease, primarily data communications equipment included above, aggregated $11,904,000, and $22,448,000 at December 31, 1996 and 1997, respectively. Included in accumulated depreciation and amortization are amounts related to property under capital lease of $2,896,000 and $8,528,000 at December 31, 1996 and 1997, respectively. Depreciation expense charged to operations was $305,000, $3,924,000 and $8,531,000 in 1995, 1996, and 1997,
respectively, and included $56,000, $2,840,000 and $5,632,000, respectively, pertaining to property under capital lease.

5.  OTHER ASSETS

Other assets consist of:


                                                             DECEMBER 31,
                                                        ---------------------
                                                          1996           1997
                                                          ----           ----
                                                            (In thousands)
    Deposits                                            $  409         $  789
    Deferred offering costs                                804            -
    Inventory                                              499            413
                                                        ------         ------
                                                        $1,712         $1,202
                                                        ------         ------
                                                        ------         ------

6.  INTANGIBLE ASSETS


    Intangible assets consist of:

                                                             DECEMBER 31,
                                                        ---------------------
                                                          1996           1997
                                                          ----           ----
                                                            (In thousands)
    Deferred financing costs                            $  347         $  430
    Rights to client lists                                  10          1,414
    Other                                                  188            188
                                                        ------         ------
                                                           545          2,032
    Less accumulated amortization                         (229)        (1,074)
                                                        ------         ------
                                                        $  316         $  958
                                                        ------         ------
                                                        ------         ------

7.  NOTES PAYABLE

     In June 1996, the Company issued to 17 investors, 10% Promissory Notes aggregating $2,950,000. Certain of the investors were directors and stockholders of the Company. As described in Note 9, the Company issued warrants valued at $116,000 to the note holders. The fair value of the warrants was recorded as deferred financing costs and amortized as interest expense over the life of the notes. Upon consummation of the Company's initial public offering on January 22, 1997, the holders of $725,000 of the 10% Promissory Notes converted their indebtedness into 55,767 shares of Common Stock. In January 1997, the Company repaid the $2,225,000 balance remaining on the 10% Promissory Notes.

     The Company has a convertible note payable to UUNET Technologies, Inc. ("UUNET"). The $5 million Convertible Note was extended one year, and as such the entire amount is due October 31, 1998, if not converted. The convertible note will become due and payable immediately if the monthly amounts payable under Company's Network Service Agreement with UUNET are less than $1.5 million during any consecutive three months. The convertible note bears interest at 10.25% and is convertible into a maximum of 391,515 shares of Common Stock at a conversion price of $12.88 per share.


8.  CAPITAL STOCK AND MANDATORILY REDEEMABLE EQUITY SECURITIES

 COMMON STOCK

     The Company issued 367,155 shares of Common Stock at $0.82 per share, 827,085 shares of Common Stock at $1.81 per share and 921,745 at $4.84 per share on March 10, 1995, June 19, 1995 and October 31, 1995, respectively. As a result of these placements, the Company raised, in the aggregate $6,258,000 during 1995. The Company issued 45,485 shares of Common Stock at $4.84 per share and 25,000 shares of Common Stock at $4.84 per share on January 18, 1996 and March 20, 1996, respectively. On May 6, 1996, the Company issued 852,460 shares of Common Stock at $9.76 per share in a private placement. As a result of these placements, EarthLink raised, in the aggregate, $8,660,000 during 1996.
On September 19, 1997, the Company closed a private placement of 1,459,759 shares of its unregistered restricted Common Stock. Net proceeds from the offering were approximately $15.4 million.

 MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On September 10, 1996, the Company issued 2,727,273 shares of its Series A Redeemable Convertible Preferred Stock to investors including among others, certain directors, stockholders and the Underwriter associated with the Company's initial public offering and certain of its associates for $15,000,000. Stock issuance costs of $987,000 have been charged to redeemable convertible preferred stock. Each two shares of the Series A Convertible Preferred Stock was automatically converted into one share of Common Stock upon consummation of the initial public offering of the Company's common stock on January 22, 1997.

INITIAL PUBLIC OFFERING

     On January 22, 1997 the Company commenced its initial public offering. The offering consisted of 2,000,000 shares of common stock issued at $13 per share. Net proceeds to the Company were approximately $22.8 million. Upon consummation of the offering 2,727,273 shares of the Company's Series A Convertible Preferred Stock were converted to 1,363,624 shares of Common Stock. In February 1997, the Underwriter exercised its over-allotment option and purchased 284,750 shares at the initial public offering price of $13.00. Net proceeds to the Company were approximately $3.4 million.

 COMMON STOCK ISSUANCES FOR OTHER THAN CASH

     In May 1996, the Company issued 5,122 shares of Common Stock at $9.76 per share, to a sub-contractor in lieu of cash for services provided to the Company. In September 1996, the Company issued 37,500 shares of Common Stock at $11.00 per share as consideration for the termination of a consulting agreement.


9.  STOCK OPTIONS AND WARRANTS

 STOCK OPTIONS

 1995 STOCK OPTION PLAN

     In September 1995, the Company established the EarthLink Network 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options to purchase up to 1,250,000 shares of common stock to employees of the Company and non-qualified stock options to employees, officers, directors and consultants of the Company. The 1995 Plan is administered by a committee appointed by the Board which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. The exercise price of all options granted under the plan must be at least 100% of the fair market value on the date of grant. Options generally vest in equal quarterly increments over a five year period. As of December 31, 1997, 87,432 options remain available for issuance under the 1995 Incentive Stock Option Plan.

 DIRECTORS STOCK OPTION PLAN

     In September 1995, the Company established the EarthLink Directors Stock Option Plan (the "Directors Plan"). The Directors Plan as amended and restated in December 1996, provides for the grant of options to purchase 62,500 shares of Common Stock to directors who do not also serve as employees of the Company and do not beneficially own, nor are employees, directors or officers of any entity which owns 5% or more of the outstanding shares of the Company's capital stock. Under the Directors Plan, grants of options to purchase 10,000 and 2,500 shares of Common Stock are automatically made to each non-management director at such time as the person first becomes a member of the Board of Directors and at the beginning of each fiscal year, respectively. Options generally vest in equal quarterly increments over a five year period. As of December 31, 1997, there were no outstanding options to purchase shares of Common Stock outstanding under the Directors Plan.

 NON-QUALIFIED OPTION GRANTS

     In addition to the options granted under the plans described above, the Company granted non-qualified stock options to certain employees, officers and directors. Non-qualified options generally have a maximum term of ten years and generally vest in equal quarterly increments over a five-year period.

 VALUE OF OPTIONS GRANTED TO EMPLOYEES

     For disclosure purposes the fair value of all stock options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1997: no annual dividends, expected volatility of 69%, risk-free interest rate of 6.49%, and
expected life of 6.6 years.    The weighted average fair value of the 395,625
stock options granted in 1997 was $9.95. For 1995 and 1996, the fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during both periods: dividend yield of 0.0%, risk free interest rate of 5.83% and expected option term of 10 years.

     Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and net loss per share would have been increased as follows:

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1995       1996         1997
                                             ---------- -----------  -----------
                                                      (In thousands)
Net loss

    As reported . . . . . . . . . . . . .    $  6,120    $  31,149   $  29,916
                                             ---------- -----------  -----------
                                             ---------- -----------  -----------

    Pro forma . . . . . . . . . . . . . .    $  6,145    $  31,477   $  30,737
                                             ---------- -----------  -----------
                                             ---------- -----------  -----------

Basic and diluted net loss per share

    As reported . . . . . . . . . . . . .    $   1.59    $    5.13   $    2.99
                                             ---------- -----------  -----------
                                             ---------- -----------  -----------

    Pro forma . . . . . . . . . . . . . .    $   1.60    $    5.19   $    3.07
                                             ---------- -----------  -----------
                                             ---------- -----------  -----------

 WARRANTS

     The Company has issued to certain Board members, consultants, lessors, creditors and others, warrants to purchase shares of the Company's Common Stock.

     In September 1995, certain stockholders guaranteed a $500,000 lease for networking equipment. The Company issued warrants to purchase 50,000 shares of Common Stock at $1.81 per share, valued at $25,000, based upon an appraisal obtained by the Company, as consideration for this guarantee. These warrants expire August 31, 2000.

     In December 1995, certain stockholders provided the Company with a $250,000 Irrevocable Standby Letter of Credit as a performance guarantee for a real estate lease. In conjunction with this transaction the Company issued warrants to purchase 50,000 shares at $4.84 per share, valued at $25,000, based upon an appraisal obtained by the Company. These warrants expire December 1, 2000.

     In January 1996, certain stockholders guaranteed a $1,500,000 lease for networking equipment. The Company issued warrants to purchase 100,000 shares of Common Stock at $4.84 per share. The fair value of the warrants has been reflected in intangible assets. These warrants expire January 11, 2001.

     In January 1996 the Company issued warrants to purchase 100,000 shares of Common Stock at $4.84 to Board members. The warrants vest quarterly over five years. As these warrants were issued for service on the Board of Directors they are accounted for under APB 25 and as such are included in the summary of non-qualified options and are not included in the summary of warrant grants.

     In January 1996, LINC Capital Partners, Inc. ("LINC") provided a $1,500,000 lease line for equipment. The Company issued warrants to LINC to purchase 50,000 shares of Common Stock at $4.84 per share. The fair value of the warrants has been reflected as deferred financing costs. These warrants expire January 18, 2006.

     In February 1996, Boston Financial & Equity Corporation ("Boston Financial") provided a $700,000 lease line for equipment. The Company issued warrants to Boston Financial to purchase 5,000 shares of Common Stock at $9.76 per share. The fair value of the warrants has been reflected as deferred financing costs. These warrants expire February 15, 2006.

     In May 1996, the Company issued warrants to purchase 45,477 shares of Common Stock at $9.76 per share to various lessors in return for lease lines and other services to the Company. The fair value of the warrants has been reflected as deferred financing costs. The warrants expire on May 10, 2006.

     In May 1996, in connection with the amendment and restatement of the UUNET Agreement, the Company agreed to issue warrants to purchase 10,000 shares of Common Stock at an exercise price of $20.00 per share. The fair value of the warrants has been reflected as deferred financing costs.

     In connection with the issuance of 10% Promissory Notes aggregating $2,950,000, the Company issued to the lenders warrants to purchase an aggregate of 98,340 shares of Common Stock at an exercise price of $11.00 per share, as adjusted. The fair value of the warrants has been reflected as deferred financing costs.

     In connection with the execution of the PSINet, Inc. ("PSINet") agreement in July 1996, (Note 11) the Company issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $20.00 per share. The fair value of the warrants has been reflected as deferred financing costs.


     In connection with the private placement of Series A Convertible Preferred Stock, described above, the Company granted to certain purchasers of the Series A Convertible Preferred Stock warrants to purchase 100,000 shares of common stock at $11.00 per share.

WARRANTS ISSUED  FOR SERVICES

     In May 1996, the Company entered into an agreement with NMC, a producer of infomercials and commercials, pursuant to which NMC agreed to produce and broadcast commercials for EarthLink's services in exchange for Warrants. Upon completion of the infomercial in April 1997 the Company issued warrants to NMC to purchase 50,000 shares of Common Stock, having an exercise price of $9.76 per
share.   In September 1997, the parties verbally agreed to rescind the agreement. The rescission agreement included the return of the 50,000 warrants and the cancellation of any future obligations of either party. However, the rescission agreement was never executed and thus may be considered non-operative. The fair value of the warrants, $76,000, has been recorded as prepaid advertising and will be expensed upon airing of the infomericals.

     In January 1997 and October 1997, the Company issued warrants to purchase 6,000 and 25,000 shares, respectively, of the Company's Common Stock to certain consultants. The respective exercise prices of the warrants were $13.00 and $17.75. The fair value of the warrants is reflected as prepaid consulting fees
and amortized ratably over the life of the consulting agreement.   Consulting
expense recorded with respect to warrants issued to consultants was $23,340 during 1997.

     In September 1996 the Company issued warrants to purchase 7,500 shares of the Company's common stock at $11.00 per share to each of the three members of the Company's Technology Advisory Council. The warrants vest quarterly over two years. The fair value of the warrants is reflected as deferred professional services expense and amortized ratably over the member's two year term of service in the Technology Advisory Council.

     On March 1997 and October 1997, the Company issued warrants to purchase 7,500 shares of the Company's common stock to each of two new members of the Company's Technology Advisory Council. The warrants have an exercise price of $10.50 per share and $17.75 per share, respectively, and vest quarterly over two years. The fair value of the warrants is reflected as deferred professional services expense and amortized ratably over the member's two year term of service in the Technology Advisory Council.

Following is a summary of stock option and warrant activity during the three years ended December 31, 1997:

                                                         NUMBER OF SHARES
                                                          OF COMMON STOCK
                                            ------------------------------------------                          WEIGHTED
                                             INCENTIVE     NON-QUALIFIED                                        AVERAGE
                                               STOCK           STOCK                            PRICE           EXERCISE
                                              OPTIONS         OPTIONS        WARRANTS         PER SHARE          PRICE
                                            ------------    -----------    -----------    -----------------    ----------
Balance at December 31, 1994 . . . . . .            -              -          150,000      $         1.81       $   1.81
Granted. . . . . . . . . . . . . . . . .        232,500        425,000        110,330      $   0.60- 4.84       $   3.04
Forfeited. . . . . . . . . . . . . . . .            -          (60,209)           -        $         0.60       $   0.60
                                            ------------    -----------    -----------    -----------------    ----------
Balance at December 31, 1995 . . . . . .        232,500        364,791        260,330      $   1.81- 4.84       $   3.00
Granted. . . . . . . . . . . . . . . . .        806,250        175,000        531,317      $   1.81-20.00       $   9.14
Forfeited. . . . . . . . . . . . . . . .        (10,500)           -              -        $         9.76       $   9.76
                                            ------------    -----------    -----------    -----------------    ----------
Balance at December 31, 1996 . . . . . .      1,028,250        539,791        791,647      $   1.81-11.00       $   6.91
Granted. . . . . . . . . . . . . . . . .        345,625         50,000         96,000      $   1.81-20.00       $  13.42
Forfeited. . . . . . . . . . . . . . . .       (211,307)           -              -        $   4.84-13.00       $   9.02
Exercised. . . . . . . . . . . . . . . .        (48,957)       (14,791)           -        $   0.60-13.00       $   5.64
                                            ------------    -----------    -----------    -----------------    ----------
Balance at December 31, 1997 . . . . . .      1,113,611        575,000        887,647      $   1.81-20.00       $   8.01
                                            ------------    -----------    -----------    -----------------    ----------
                                            ------------    -----------    -----------    -----------------    ----------

Exercisable at December 31, 1997 . . . .        299,355        208,750        836,920      $   1.81-20.00       $   7.32
                                            ------------    -----------    -----------    -----------------    ----------
                                            ------------    -----------    -----------    -----------------    ----------



Following is a summary of stock options and warrants outstanding as of December 31, 1997:

                                             WEIGHTED
                                              AVERAGE        WEIGHTED                       WEIGHTED
                                             REMAINING        AVERAGE                       AVERAGE
           RANGE OF             NUMBER      CONTRACTUAL       EXERCISE       NUMBER         EXERCISE
       EXERCISE PRICES        OUTSTANDING       LIFE           PRICE       EXERCISABLE       PRICE
    -----------------------   -----------  -------------    -----------  ---------------  ------------
     $  1.81  -  $   1.81        500,000           7.32       $   1.81        350,000       $   1.81
     $  4.84  -  $   4.84        787,630           7.98       $   4.84        409,380       $   4.84
     $  9.76  -  $  11.00        879,378           8.17       $  10.40        454,508       $  10.48
     $ 11.50  -  $  19.88        299,250           9.49       $  15.21         21,137       $  12.77
     $ 20.00  -  $  20.00        110,000           8.54       $  20.00        110,000       $  20.00
                               ---------                                    ---------
     $  1.81  -  $  20.00      2,576,258           8.12       $   8.00      1,345,025       $   7.32
                               ---------                                    ---------
                               ---------                                    ---------

10.  INCOME TAXES

     The stockholders, upon incorporating the Company, elected to treat the Company as an S Corporation under the Internal Revenue Code. On June 19, 1995, this election was revoked as certain ineligible entities (i.e partnerships and corporations) became stockholders. Losses of $1,261,000 incurred from inception through June 19, 1995 have been reclassified from accumulated deficit to Common Stock as a result of the change to C Corporation status. The Company is now subject to income taxes on income earned after June 19, 1995. At December 31, 1996 and 1997, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $33,751,000, and $61,004,000, respectively, which begin to expire in 2011. The Internal Revenue Code of 1986, as amended, includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership. Due to the Company's initial public offering and other issuances of Common Stock and Common Stock equivalents, utilization of the Company's net operating loss carryforwards to offset future income may be limited.

Deferred tax assets include the following:

                                                             DECEMBER 31,
                                                       ------------------------
                                                          1996          1997
                                                       -----------  -----------
                                                            (In thousands)
     Net operating loss carryforwards . . . . . . .     $  13,578   $  24,584
     Deferred financing costs . . . . . . . . . . .            88         118
     Depreciation . . . . . . . . . . . . . . . . .            50         323
     Accrued Liabilities. . . . . . . . . . . . . .           103         201
                                                       -----------  -----------
     Gross deferred tax assets. . . . . . . . . . .        13,819      25,226
     Deferred tax asset valuation allowance . . . .       (13,819)    (25,226)
                                                       -----------  -----------
                                                        $     -     $     -
                                                       -----------  -----------
                                                       -----------  -----------


     The Company recorded a full valuation allowance for net deferred tax assets due to the uncertainty of future taxable income.

PROFIT SHARING PLAN

     Effective January 1997, the Company implemented a profit sharing plan (the
Plan) pursuant to Section 401(k) of the Internal Revenue code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company makes a discretionary matching contribution of 25% up to a maximum of 6% of the participant's total eligible compensation. The Company's matching contributions vest over four years from the participant's date of hire. Total contributions for 1997 were $84,000.


11.  COMMITMENTS AND CONTINGENCIES

 LEASES

     The Company leases its facilities and certain equipment under non-cancelable operating leases expiring in various years through 2008. Total rent expense in 1995, 1996 and 1997, respectively, for all operating leases amounted to $145,000, $914,000 and $1.9 million, respectively. The Company also leases equipment, primarily data communications equipment, under non-cancelable capital leases. Most of the Company's capital leases include purchase options at the end of the lease term.

     In February 1997, EarthLink commenced occupation of a 55,000 square feet in a facility located adjacent to its corporate headquarters to house the Company's data center. In June 1997, the Company amended the lease for its corporate headquarters facility. Under the amended lease the Company will occupy an additional 45,000 square feet of the existing facility and deliver an irrevocable letter of credit in the amount of $450,000 to the Lessor.

     During the three years ended December 31, 1997, the Company financed the acquisition of data processing and office equipment amounting to approximately $556,000, $11.3 million and $10.5 million, respectively, by entering into a number of agreements for the sale and leaseback of equipment. The sale leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses have been recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement.

     Minimum lease commitments under non-cancelable leases at December 31, 1997 are as follows:

YEAR ENDING                                              CAPITAL     OPERATING
DECEMBER 31,                                              LEASES      LEASES
                                                        ----------  ----------
                                                            (IN THOUSANDS)
1998 . . . . . . . . . . . . . . . . . . . . . . . .     $  8,576    $  1,898
1999 . . . . . . . . . . . . . . . . . . . . . . . .        6,516       2,126
2000 . . . . . . . . . . . . . . . . . . . . . . . .        3,258       1,994
2001 . . . . . . . . . . . . . . . . . . . . . . . .          657       1,767
2002 . . . . . . . . . . . . . . . . . . . . . . . .           91       1,897
Thereafter . . . . . . . . . . . . . . . . . . . . .            8       8,807
                                                        ----------  ----------
Total minimum lease payments . . . . . . . . . . . .       19,106   $  18,489
                                                                    ----------
                                                                    ----------
Less amount representing interest. . . . . . . . . .       (3,776)
                                                        ----------
Present value of future lease payments . . . . . . .       15,330
Less current portion . . . . . . . . . . . . . . . .        7,112
                                                        ----------
                                                         $  8,218
                                                        ----------
                                                        ----------

GUARANTEED USAGE LEVELS

     At December 31, 1997, the Company has committed to guaranteed usage levels of data and voice communication with certain telecommunication vendors in the aggregate amount of $3 million in 1998.

 SIGNIFICANT AGREEMENTS

     Access to the Internet for members outside of the Company's California regional base is provided through points of presence ("POP") capacity leased from UUNET and PSINet. EarthLink is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink's member base at EarthLink's normal rates. Payment to UUNET and PSINet is generally concurrent with
EarthLink's receipt of funds from members.   At December 31, 1997, $2.0 million
and $2.1 million in amounts due to UUNET were recorded in accounts payable and other accrued liabilities, respectively, and $540,000 and $4.4 million in amounts due PSINet were recorded in other accrued liabilities and notes payable, respectively.

     Effective June 30, 1997 the Company's agreement with UUNET was amended. UUNET agreed to waive monthly revenue minimums, excess hours fees, and peak service user targets during the six months ended December 31, 1997. In return, EarthLink agreed not to invoke its early termination right prior to September 1998. If the number of hours used by EarthLink members accessing the Internet through UUNET increases beyond the amount provided for in the agreement or the usage becomes more concentrated during peak times, the fees paid by the Company to UUNET would increase, which would adversely affect the Company's operating margins.

     EarthLink has licensed Netscape Communicator software ("Netscape Communicator") from Netscape Communications Corporation, and Microsoft Internet Explorer software ("Internet Explorer") from Microsoft

Corporation. These licenses permit the Company to distribute Netscape Communicator and Internet Explorer in the EarthLink Network TotalAccess software package. Management believes that contract renewal for both of the browsers, under conditions acceptable to EarthLink, is probable.

Minimum commitments under non-cancelable network service agreements from UUNET and PSINet are as follows:

YEAR ENDING
DECEMBER 31,                                                      IN MILLIONS
                                                                  -----------
  1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  22.8
  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6.0
                                                                   ---------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  28.8
                                                                   ---------
                                                                   ---------

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                             YEAR ENDED DECEMBER 31,
                                    ----------------------------------------
                                       1995           1996           1997
                                    ----------     ----------     ----------
                                                 (In thousands)
        Cash paid for:

        Interest                     $     60       $  1,041       $  1,965
                                    ----------     ----------     ----------
                                    ----------     ----------     ----------

        Income Taxes                 $      1       $      1       $      1
                                    ----------     ----------     ----------
                                    ----------     ----------     ----------

SUBSEQUENT EVENTS

 COMMON STOCK ISSUED IN EXCHANGE FOR SERVICES

     In January 1998, the Company issued 10,000 shares of its Common Stock to a Consultant in lieu of cash for services pursuant to a consulting agreement. Under this agreement the Company is committed to issue 10,000 additional shares of its Common Stock on January 1, 1999. The fair value of the shares will be recorded as prepaid professional services and amortized ratably over the term of the contract.

     In February 1998, the Company's 1995 Incentive Stock Option Plan was amended to increase the number of options available for grant under the plan from 1,250,000 to 1,850,000.

STRATEGIC ALLIANCE WITH SPRINT CORPORATION

     On February 11, 1998, the Company announced a long-term strategic alliance with Sprint Corporation. In connection with this alliance, Sprint has tendered to purchase approximately 1.25 million shares of EarthLink's Common Stock at $45 per share. Upon closing of this tender offer, Sprint will purchase approximately, 4.1 million shares of convertible preferred stock from Dolphin, Inc. ("Newco") a new corporation formed by EarthLink for the purpose of consummating the Sprint transactions. In exchange for the convertible preferred stock Sprint will transfer its Sprint Internet Passport customer base of approximately 130,000 members, pay approximately $24 million in cash, and provide access to $100 million in convertible debt financing. Sprint and EarthLink will also enter into a marketing and distribution arrangement and EarthLink will obtain access to Sprint's data network. Concurrently with the closing of these transactions, a wholly-owned subsidiary of Newco will merge with and into EarthLink and each share of EarthLink Common Stock outstanding will convert into one share of Newco common stock. Sprint will also secure two seats on Newco's board of directors.

                                   EXHIBIT INDEX


  EXHIBIT                               DESCRIPTION
  -------                               -----------
  2.1 Investment Agreement dated as of February 10, 1998, among Sprint Corporation, a Kansas corporation, Sprint Communications Company L.P., a Delaware limited partnership, Dolphin, Inc., a Delaware corporation, Dolphin Sub, Inc., a Delaware corporation, and EarthLink Network, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 10, 1998).

  3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

  3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

  4.1 See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining rights of holders of Common Stock.

  4.2        Specimen Stock Certificate (incorporated by reference to Exhibit
             4.2 to the Company's Registration Statement on
             Form S-1 - File No. 333-5781).

  4.3        Form of Warrant Agreement (incorporated by reference to Exhibit
             4.3 to the Company's Registration Statement on
             Form S-1 - File No. 333-5781).

  10.1 Governance Agreement, dated as of February 10, 1998, among Sprint Corporation, a Kansas corporation, Sprint Communications Company L.P., a Delaware limited partnership, Dolphin, Inc., a Delaware corporation, and EarthLink Network, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 10, 1998).

  10.2 Proposed form of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Dolphin, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 10, 1998).

  10.3 Credit Agreement, dated as of February 10, 1998, between Dolphin, Inc., a Delaware corporation, and EarthLink Network, Inc., a Delaware corporation, as Borrowers, and Sprint Corporation, a Kansas corporation, as Lender (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on February 10, 1998).

  10.4 Lease Line Agreement, dated January 30, 1996, between the Company and Boston Financial & Equity Corporation (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

  10.5 Master Lease Agreement, dated September 1, 1995, between the Company and LINC Capital Management (incorporated by reference to
             Exhibit 10.5 to the Company's Registration Statement on
             Form S-1 - File No. 333-5781).

  10.6 Netscape Communications Corporation Internet Service Provider Navigator Distribution Agreement dated May 31, 1996, between the Company and Netscape Communications Corporation (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

             (a) Amendment No. 1 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to
             Exhibit 10.6(a) to the Company's Registration Statement on
             Form S-1 - File No. 333-5781).
             (b) Amendment No. 2 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to
             Exhibit 10.6(b) to the Company's Registration Statement on
             Form S-1 - File No. 333-5781).

  10.7       Network Services Agreement dated May 31, 1996, between the
             Company and UUNET Technologies, Inc. (incorporated by reference to
             Exhibit 10.7 to the Company's Registration Statement on
             Form S-1 - File No. 333-5781).
             (a) Addendum No. 1 to Network Services Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-1 - File No. 333-5781).

  10.8 Software Distribution Agreement (MacTCP), dated October 2, 1995, between the Company and Apple Computer, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

  10.9 Employment Agreement, dated January 15, 1996, between the Company and Charles G. Betty (incorporated by reference to
             Exhibit 10.9 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

  10.12 Standard Industrial/Commercial Multi-Tenant Lease, dated December 1, 1995, between the Company and Becton, Dickinson (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

  10.13      Business Loan Agreement, dated June 15, 1995, and Promissory
             Note in the original principal amount of $250,000 between the Company and California United Bank (incorporated by reference to
             Exhibit 10.13 to the Company's Registration Statement on
             Form S-1 - File No. 333-5781).

  10.16 Production and Distribution Agreement, dated May 6, 1996, between the Company and National Media Corporation (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 - File No. 333-5781).
             (a) Amendment No. 1 to Production and Distribution Agreement (incorporated by reference to Exhibit 10.16(a) to the Company's Registration Statement on Form S-1 - File No. 333-5781).

  10.19 Internet Wizard Sign-Up Agreement between the Company and Microsoft Corporation, dated August 16, 1996 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

  10.20 Network Access Agreement between the Company and PSINet, Inc., dated July 22, 1996 and Amendment No. 1 to Network Access Agreement (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

  10.21 Office Lease by and between The Mutual Life Insurance Company of New York, as Landlord, and the Company, as Tenant, dated September 20, 1996 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 - File
             No. 333-5781).

  10.22 Standard Office Lease by and between Glen Feliz Properties, as Landlord, and the Company, as Tenant, dated July 2, 1996 (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

  10.23 Amended and Restated Note Purchase Agreement between the Company and UUNET Technologies, Inc., dated October 31, 1996 (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 - File No. 333-5781).

             (a) $5,000,000 Convertible Note (incorporated by reference to
             Exhibit 10.23(a) to the Company's Registration Statement on
             Form S-1 - File No. 333-5781).
             (b) Addendum to Amended and Restated Registration Rights
             Agreement (incorporated by reference to Exhibit 10.23(c) to the Company's Registration Statement on Form S-1 - File No. 333-5781).

  23.1 Consent of Price Waterhouse LLP, independent accountants - filed herewith.

  27.1       Financial Data Schedule - filed herewith.

  99.1 Registration Rights Agreement, dated as of February 10, 1998, among Dolphin, Inc., a Delaware corporation, Sprint Corporation, a Kansas corporation, and Sprint Communications Company L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on
             February 10, 1998).

  99.2 Stockholders' Agreement, dated as of February 10, 1998, among EarthLink Network, Inc., a Delaware corporation, Dolphin, Inc., a Delaware corporation, Sprint Corporation, a Kansas corporation, Sprint Communications Company L.P., a Delaware limited partnership, and the persons identified on Schedule I thereto (incorporated by reference to Exhibit 99.2 to the Company's
             Form 8-K filed on February 10, 1998).

  99.3 Agreement to Vote Stock, dated as of February 10, 1998, among the Granting Stockholders named on Schedule A thereto, Sprint Corporation, a Kansas corporation and Sprint Communications Company L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed on February 10, 1998).

  99.4 Agreement to Vote and Tender Stock, dated as of February 10, 1998, among the Granting Stockholders named on Schedule A thereto, Sprint Corporation, a Kansas corporation and Sprint Communications Company, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.4 to the Company's Form 8-K filed on February 10, 1998).