Form 10-K405/A
period 1997-12-31
EARTHLINK NETWORK INC
filed 1998-04-30
CIK 1015580

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-K/A

           [X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     Set forth below is certain biographical information with respect to the Company's directors:

INFORMATION REGARDING DIRECTORS

SKY D. DAYTON
Age: 26

     Mr. Dayton, the founder of the Company, has served as Chairman of the Board of Directors since the Company's inception in May 1994 and served as its Chief Executive Officer from May 1994 until May 1996. From 1992 to 1993, he served as co-owner of a computer-based digital imaging firm, Dayton Walker Design. From 1991 to 1992, he served as Director of Marketing for new products at Executive Software, a VAX/VMS utility software maker. From 1990 to 1994, Mr. Dayton co-owned Cafe Mocha, a coffee house in Los Angeles, which he co-founded, and was a co-owner of Joe Cafe, a coffee house in Studio City, California.

CHARLES G. BETTY
Age: 41

     Mr. Betty has served as the President and as a director of the Company since January 1996, and, was named the Company's Chief Executive Officer in May 1996. From February 1994 to January 1996, Mr. Betty was a strategic planning consultant, advising, among others, Reply Corp., Perot Systems Corporation and Microdyne, Inc. From September 1989 to February 1994, Mr. Betty served as President, Chief Executive Officer and a director of Digital Communications Associates, Inc., a publicly traded network connectivity provider.

SIDNEY AZEEZ
Age: 65

     Mr. Azeez has been a director of the Company since June 1996. During the past five years, Mr. Azeez has been a private investor. Mr. Azeez founded Ultronic Systems Corp., which produced a stock and commodity quotation system. He also founded American Cellular Network, Inc. and Universal Telecell, Inc. ("Unitel"), both of which are cellular telephone companies, PCS, Inc., a wireless communications company, and several banks in Colorado and New Jersey. Mr. Azeez is a director of Unitel and Thermal Tech Development, Inc.

ROBERT M. KAVNER
Age: 54

     Mr. Kavner has been a director of the Company since June 1996. Since September 1996, he has served as President and Chief Executive Officer of On Command Corporation, a provider of on demand video for the hospitality industry. From 1994 through August 1995, he was director of business advisory services for Creative Artist Agency. From 1984 to 1994, Mr. Kavner held several senior management positions at AT&T, including Senior Vice President and Chief Financial Officer, Executive Vice President of the Communications Products Group, Chief Executive Officer of the Multimedia Products and Services Group, President of the Computer Division, Chairman of the UNIX Systems Laboratory, Chairman of AT&T Capital Corporation, Chairman of AT&T Paradyne Corporation and Chairman of AT&T Venture Capital Group. Mr. Kavner also served as a member of AT&T's Executive Committee. Mr. Kavner serves as a director of Fleet Financial Group, Ascent Entertainment, Inc. and Tandem Computers, Inc.

LINWOOD A. LACY, JR.
Age: 52

     Mr. Lacy has been a director of the Company since June 1996. From October 1996 to October 1997 he has served as President and Chief Executive Officer of Micro Warehouse Incorporated. From 1989 to May 1996, he served as the Co-Chairman and Chief Executive Officer of Ingram Micro, Inc., a microcomputer products distributor and a then wholly-owned subsidiary of Ingram Industries Inc. From December 1993 to June 1995, Mr. Lacy was also President of Ingram Industries Inc. From June 1995 until April 1996, he was President and CEO of Ingram Industries Inc., and from April 1996 to May 1996 served as its Vice Chairman. Mr. Lacy serves as a director of Ingram Industries Inc., Entex Information Services, Inc. and Micro Warehouse Incorporated.

PAUL MCNULTY
Age: 36

     Mr. McNulty has been a Director of the Company since November 1996.
Mr. McNulty has been a Managing Director of Soros Fund Management ("SFM"), a New York-based investment firm, since January 1996, and was a Securities Analyst at SFM from January 1993 until January 1996. Prior thereto, Mr. McNulty was employed as an Associate at MVP Ventures, a venture capital firm in Boston, Massachusetts.

KEVIN M. O'DONNELL
Age: 47

     Mr. O'Donnell, a co-founder of the Company, has been a director of the Company since its inception. Mr. O'Donnell is President of O'Donnell & Associates, a venture capital firm specializing in emerging high technology companies. In 1982, Mr. O'Donnell founded Government Technology Services, Inc., a reseller of computer equipment to the federal government, and from 1982 to 1990 served as its Chairman, Chief Executive Officer and President.

JOHN W. SIDGMORE
Age: 46

     Mr. Sidgmore has served as a director of the Company since October 1996. He has served as President and Chief Operating Officer of MFS Communications Company, Inc. ("MFS") since August 1996 and as a director of MFS since October 1996. MFS was acquired by WorldCom, Inc. ("WorldCom") in December 1996, and since December 31, 1996, Mr. Sidgmore has served as a director and as the Vice Chairman and Chief Operations Officer of WorldCom. In addition, Mr. Sidgmore served as Chief Executive Officer and a director of UUNET Technologies, Inc. ("UUNET") from June 1994 to the present, and also held the position of President of UUNET from June 1994 to August 1996 and from January 1997 to the present. UUNET is presently a wholly-owned subsidiary of MFS and, indirectly, of WorldCom. In 1989, he became President and Chief Executive Officer of Intelicom Solutions Corporation (currently CSC Intelicom), a telecommunications software company. In 1991, this company was sold to Computer Sciences

Corporation, and he remained President and Chief Executive Officer until June 1994. From 1975 to 1989, Mr. Sidgmore was employed by GEIS, where he was Vice President and General Manager of GEIS North America from 1985 to 1989.
Mr. Sidgmore is also a director of Saville Systems PLC, a provider of billing software for the telecommunications industry.

REED E. SLATKIN
Age: 48

     Mr. Slatkin, a co-founder of the Company, has been a director of the Company since its inception. Mr. Slatkin is a private investor and money manager who has invested in public and private companies for the last 15 years.
Mr. Slatkin is a director of Havenwood Ventures, Inc.

EXECUTIVE OFFICERS

     The executive officers of the Company serve at the discretion of the Board of Directors and presently include Messrs. Sky D. Dayton, Charles G. Betty, Grayson L. Hoberg, David R. Tommela, Brinton O.C. Young and Dr. Richard D. Edmiston. See "Information Regarding Directors" for information regarding Messrs. Dayton and Betty.

GRAYSON L. HOBERG
Age:  39

     Mr. Hoberg has served as Vice President, Finance and Administration and Chief Financial Officer of the Company since December 1997. From September 1993 to December 1997, he served in various capacities for, and ultimately as, the Vice President of Business Operations for TCI.NET, the Internet Division of TCI Cable. From December 1991 to September 1993, he was Manager of Information Systems at Coors Brewery. From January 1988 to December 1991, he was Consulting Manager at Price Waterhouse.

DAVID R. TOMMELA
Age: 59

     Mr. Tommela has served as Vice President, Operations of the Company since December 1995. From 1973 to August 1995, he served in various capacities for, and ultimately as the Chief Information Officer of, Southern California Edison Company, an electric power utility.

BRINTON O.C. YOUNG
Age: 46

     Mr. Young has served as Vice President, Strategic Planning of the Company since March 1996. From 1990 to 1996, Mr. Young was President of Young & Associates, a consulting firm specializing in strategic planning for high growth companies.

DR. RICHARD D. EDMISTON
Age: 55

     Dr. Edmiston has served as Vice President of Research and Development of the Company since January 1997. From December 1992 to January 1997, Dr. Edmiston was Vice President of Network Planning and Architecture at BBN Corporation, a leading Internet research and development organization, and the founder of BBN Planet, a leading provider of Internet services to businesses. From September 1990 to November 1992, Dr. Edmiston managed distributed computer and information systems research at GTE Laboratories.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. These persons are also required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all of the Company's reporting persons complied during fiscal 1997 with all applicable
Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

                        TABLE I - SUMMARY COMPENSATION TABLE

     The following table presents certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the five most highly compensated executive officers other than the Chief Executive Officer who earned more than $100,000 during fiscal 1997 and was serving at the end of fiscal 1997. Such executive officers are referred to as the "Named Executive Officers."



                                                                                                   LONG TERM
                                                                                                 COMPENSATION
                                                                  ANNUAL COMPENSATION      -----------------------
                                                                  -------------------       SECURITIES UNDERLYING      ALL OTHER
           NAME AND PRINCIPAL POSITION             YEAR           SALARY        BONUS              OPTIONS (#)       COMPENSATION
           ---------------------------             ----           ------        -----      -----------------------   ------------
 Sky Dayton                                        1997         $180,000       $45,052                 --                     --
    Chairman (1)                                   1996          153,036        70,006                 --                     --
                                                   1995           97,726        16,573            250,000                     --

 Charles G. Betty                                  1997          240,000        60,142                 --                $10,578(2)
    President and Chief Executive Officer (1)      1996          220,550        77,635            250,000                 24,000(3)
                                                   1995               --            --                 --                     --

 Grayson L. Hoberg (4)                             1997            8,654            --            100,000                     --
    Vice President, Finance and Administration     1996               --            --                 --                     --
    and Chief Financial Officer                    1995               --            --                 --                     --

 David R. Tommela                                  1997          132,000        26,723                 --                  1,218(5)
    Vice President, Operations                     1996          130,392        34,439             12,500                     --
                                                   1995            8,862            --             37,500                     --

 Richard D. Edmiston                               1997          185,000        33,398(6)          27,500                 33,626(7)
    Vice President, Research and Development       1996               --                               --                     --
                                                   1995               --                               --                     --

 Brinton O.C. Young                                1997          140,000        29,754                 --                     --
    Vice President, Strategic Planning             1996           73,681        18,409            112,500                     --
                                                   1995               --            --                 --                     --

__________

(1) Mr. Dayton served as the Company's President until January 15, 1996 when Mr. Betty's employment commenced. Mr. Dayton served as the Company's Chief Executive Officer until May 7, 1996 when Mr. Betty was appointed to that position.

(2) Consists of reimbursement of $8,363 of travel expenses pursuant to Mr. Betty's employment agreement and $2,215 in matching contributions to Mr. Betty's account under the Company's 401(k) plan.

(3) Consists of reimbursement of travel expenses pursuant to Mr. Betty's employment agreement.

(4) Mr. Hoberg commenced employment on December 5, 1997 with an annualized base salary of $150,000.

(5) Consists of matching contributions to Mr. Tommela's account under the Company's 401(k) plan.

(6) Includes a signing bonus of $15,000 paid to Mr. Edmiston pursuant to his employment with the Company.

(7) Consists of reimbursement of $32,203 of travel expenses pursuant to Mr. Edmiston's employment and $1,423 in matching contributions to Mr. Edmiston's account under the Company's 401(k) plan.

Table II - Option Grants in Fiscal 1997

     This table presents information regarding options granted to the Company's Named Executive Officers during fiscal 1997 to purchase shares of the Company's Common Stock. In accordance with SEC rules, the table shows the hypothetical "gains" or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price of 5% and 10% from the date the options were granted over the full option term.


                                                        % OF TOTAL                                     POTENTIAL REALIZABLE VALUE
                                       NUMBER OF           OPTIONS                                      AT ASSUMED ANNUAL RATES
                                     SECURITIES          GRANTED TO                                    OF STOCK PRICE APPRECIATION
                                     UNDERLYING          EMPLOYEES       EXERCISE                       FOR THE OPTION TERM (1)
                                        OPTIONS          IN FISCAL          PRICE       EXPIRATION     ---------------------------
NAME                                  GRANTED (#)           YEAR          ($/SH)          DATE             5%           10%
----                                -------------         -------         -------        -------      -----------     -----------
Grayson L. Hoberg. . . . . . . . .    50,000 (2)           12.6%          $16.00         11/07/07     $1,297,201     $2,539,443
                                      50,000 (3)           12.6            19.88         12/05/07      1,103,452      2,345,693
Richard D. Edmiston. . . . . . . .    27,500 (4)            7.0%           13.00          1/23/07        795,961      1,479,194

-------------

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date based upon a price of $25.75 per share, the closing price of a share of Common Stock on December 31, 1997. These assumptions are not intended to forecast future appreciation of the Company's stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

(2) Vests in equal increments of 5% per quarter over the five-year period beginning on the date of grant, November 7, 1997.

(3) Vests in equal increments of 5% per quarter over the five-year period beginning on the date of grant, December 5, 1997.

(4) Vests in equal increments of 5% per quarter over the five-year period beginning on the date of grant, January 23, 1997.

TABLE III - OPTION EXERCISES IN FISCAL 1997 AND FISCAL 1997 YEAR-END OPTION
VALUES

     None of the Named Executive Officers exercised any stock options during fiscal 1997. The following table shows the number of shares of Common Stock subject to exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 1997. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $25.75, which was the closing sales price of a share of Common Stock reported on the Nasdaq National Market on December 31, 1997.


                                             NUMBER OF
                                       SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                                        UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS (1)
                                   -----------------------------    ------------------------------
NAME                                EXERCISABLE   UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
----                                -----------   -------------      -----------    -------------
Sky D. Dayton. . . . . . . . .        125,000        125,000          $2,992,500     $2,992,500
Charles G. Betty . . . . . . .         80,000        170,000           1,557,300      3,208,200
Grayson L. Hoberg. . . . . . .              -        100,000                   -        781,250
David R. Tommela . . . . . . .         18,750         31,250             373,613        610,388
Richard D. Edmiston. . . . . .          4,125         23,375              52,594        298,031
Brinton O.C. Young . . . . . .         33,750         78,750             539,663      1,259,213

 -----------

(1) The value of "in-the-money" options represents the difference between the exercise price of stock options and $25.75, the closing sales price reported by the Nasdaq National Market of the Company's Common Stock for December 31, 1997.


CONVERTIBLE SECURITIES VESTING PLAN

     In December 1997, the Board of Directors adopted a plan whereby the vesting of stock options and warrants held by certain directors and employees will accelerate upon a change in control of the Company. Generally, a change in control includes the sale of all or substantially all of the Company's assets or the acquisition by a person or group (as that term is defined in Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder) of 25% or more of the Company's outstanding voting securities. In connection with the Sprint Transactions, the Company amended this plan so that the Sprint Transactions would not constitute a change in control.

KEY EMPLOYEE COMPENSATION CONTINUATION PLAN

     In January 1998 the Board of Directors adopted a plan whereby those employees identified as "key" or critical to the Company are entitled to a severance payment equal to fifty percent (50%) of their compensation and certain other benefits received during the twelve-month period ending upon their termination. The Company adopted this plan to attract the highest quality individuals to become key members of the Company's leadership team and to retain the high-quality individuals who are presently members of the Company's leadership team.

EMPLOYMENT AGREEMENT

     In January 1996, the Company entered into a two-year employment agreement with Mr. Charles G. Betty. Under this agreement, the Company agreed to employ Mr. Betty as its President and Chief

Operating Officer at a salary of $225,000 per year plus a $24,000 a year travel allowance for Mr. Betty and his family and such other benefits as are generally made available to other senior executives of the Company. In May 1996, Mr. Betty was named the Company's Chief Executive Officer. Mr. Betty's actual salary for 1997 was $240,000. The agreement further entitles Mr. Betty, upon the attainment of performance goals, to an annual bonus of $75,000. Mr. Betty's actual bonus for 1997 was $60,621. In addition, the agreement provides that
(i) if Mr. Betty is terminated by the Company other than for "cause" or "total disability," as defined in the agreement, (ii) if the Company elects not to extend the term of the employment agreement at the end of the first two-year term or any yearly extension, or (iii) if Mr. Betty terminates his employment because of a breach of the employment agreement by the Company, he is entitled to severance compensation equal to 100% of his then-current annual salary. In the event of a "change in control," as defined in the agreement, the termination of Mr. Betty by the Company other than for cause or if Mr. Betty terminates his employment because of a breach of the agreement by the Company, all unvested options held by Mr. Betty will vest immediately. The agreement was amended in December 1997 to formally reflect Mr. Betty's position as President and Chief Executive Officer of the Company. The agreement was further amended in February 1998 to reflect certain conditions of the Sprint Transactions. The Board of Directors has extended the agreement for an additional year pursuant to the terms of the agreement.

DIRECTOR COMPENSATION

     Directors of the Company do not receive cash compensation for serving in that capacity, but are reimbursed for the expenses they incur in attending meetings of the Board of Directors or committees thereof. Non-employee directors are eligible to receive options to purchase Common Stock awarded under the Company's Directors Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors currently consists of Messrs. Lacy, O'Donnell and Slatkin. No member of the Compensation Committee was, during the last fiscal year, an officer or employee of the Company nor was formerly an officer of the Company. The following transactions involve, among others, members of the Compensation Committee and are required to be described under the rules of the Securities and Exchange Commission (the "SEC"):

     In January 1996, Mr. Slatkin guaranteed a $1.5 million lease for network equipment. As consideration for this agreement, the Company issued Mr. Slatkin warrants to purchase 100,000 shares of Common Stock at an exercise price of $4.84 per share, the amount then determined by the Board of Directors to constitute the fair market value as of January 1996. The Company and Mr. O'Donnell subsequently agreed to indemnify Mr. Slatkin against certain liability arising out of this lease. As consideration for this agreement, Mr. Slatkin transferred one-half of these warrants to Mr. O'Donnell.

     In June 1996, the Company issued $2,950,000 of its 10% Promissory Notes to 17 purchasers, including certain of its directors and more than five percent stockholders. In connection with this financing, and as additional consideration for the investment of these purchasers, the Company also issued warrants to purchase 98,340 shares of Common Stock having an exercise price of $11.00 per share. The 10% Promissory Notes were due on or before June 6, 1997 with interest payable monthly until such date. The warrants are exercisable for five years commencing on the date of issuance. The following directors and more than five percent stockholders participated in this financing: Sidney Azeez, $200,000 note, 6,667 warrants; Robert M. Kavner, $100,000 note, 3,334 warrants; Kevin M. O'Donnell, $225,000 note, 7,500 warrants; Reed E. Slatkin, $225,000 note, 7,500 warrants; and Storie Partners, L.P.,

$300,000 note, 10,000 warrants. The holders of $725,000 of the 10% Promissory Notes including Messrs. Slatkin and Abbott and Storie Partners, L.P., converted their indebtedness into 55,767 shares of Common Stock upon consummation of the Companys' initial public offering in January 1997. At that time, the Company also repaid the remaining balance of the 10% Promissory Notes.

     In September 1997, the Company sold 1,459,759 shares of its Common Stock to certain purchasers, including, among others, certain directors and stockholders. The following directors and more than five percent stockholders (including certain of their family members and affiliates) participated in this financing:
Reed E. Slatkin (55,810 shares); Sidney Azeez (46,512 shares); Charles G. Betty (10,000 shares); Linwood A. Lacy, Jr. (23,256 shares); Richard D. Edmiston (10,000 shares); Brinton O.C. Young (10,000 shares); and Quantum Industrial Partners LDC (465,117 shares).

     Until October 1997, Mr. Lacy also served as President and Chief Executive Officer of Micro Warehouse Incorporated ("Micro Warehouse"), one of the Company's affinity marketing partners. For the year ended December 31, 1997, the Company paid Micro Warehouse approximately $35,200 in bounties for new Company customers generated by Micro Warehouse.

     PURSUANT TO SEC RULES FOR DISCLOSURE OF EXECUTIVE COMPENSATION, THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF THE COMPANY HAS PREPARED THE FOLLOWING REPORT ON EXECUTIVE COMPENSATION. THE COMMITTEE INTENDS THAT THIS REPORT CLEARLY DESCRIBE THE CURRENT EXECUTIVE COMPENSATION PROGRAM OF THE COMPANY, INCLUDING THE UNDERLYING PHILOSOPHY OF THE PROGRAM AND THE SPECIFIC PERFORMANCE CRITERIA ON WHICH EXECUTIVE COMPENSATION IS BASED


               COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     This report by the Compensation Committee of the Board of Directors (the "Committee") discusses the Committee's compensation objectives and policies applicable to the Company's executive officers. The report reviews the Committee's policy generally with respect to the compensation of all executive officers as a group for fiscal 1997 and specifically reviews the compensation established for the Company's Chief Executive Officers as reported in the Summary Compensation Table. The Committee is composed entirely of non-employee directors of the Company. The Committee also administers the Company's Stock Option Plans.

COMPENSATION PHILOSOPHY

     The Committee consists of three non-employee directors. The Committee is responsible for setting cash and long-term incentive compensation for executive officers and other key employees of the Company.

     The Company's compensation policies are intended to create a direct relationship between the level of compensation paid to executives and the Company's current and long-term level of performance. The Committee believes that this relationship is best implemented by providing a compensation package of separate components, all of which are designed to enhance the Company's overall performance. The components are base salary, short-term compensation in the form of annual bonuses and long-term incentive compensation in the form of stock options.

BASE SALARIES

     The base salaries for the Company's executive officers for 1997 was established subjectively by the Committee. The salaries of the executive officers were established based on the market environment and the Company's need to attract and retain key personnel for whom the Company must compete against larger, more established companies.

SHORT-TERM ANNUAL BONUSES

     Annual bonuses established for the executive officers are intended to provide an incentive for improved performance in the short term. Target bonus levels for the executive officers are established by the Committee at the beginning of the year. For 1997, these bonuses were established based on pre-determined member count levels, profitability and cash flows.

LONG-TERM INCENTIVE COMPENSATION

     The Company's long-term incentive compensation plan for its executive officers is based on the Company's stock option plans. These plans promote ownership of the Company's Common Stock which, in turn, provides a common interest between the stockholder of the Company and the executive officers of the Company. In establishing a long-term compensation plan, the Board of Directors concluded that any compensation received under such plans should be directly linked to the performance of the Company, as reflected by increases in the price of its Common Stock, and the contribution of the individual thereto. Options have an exercise price equal to the fair market value of the shares on the date of grant and, to encourage a long-term perspective, have an exercise period of ten years. The number of options granted to executive officers is determined by the Committee, which is charged with administering the stock option plans.

     The base salaries, targeted bonus amounts and number of stock options established for or granted to the Company's executive officers for 1997 are based, in part on the Committee's understanding of compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries. Such amounts however, mainly reflect the subjective discretion of the members of the Committee based on the evaluation of the Company's current and anticipated future financial performance, the contribution of the individual executive officers to such financial performance, the contribution of the individual executive officers to the Company in areas not necessarily reflected by the Company's financial performance and the most appropriate incentive to link the performance and compensation of the executive officers to the stockholder's return on the Company's Common Stock.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     In January 1996, the Company entered into a two-year employment agreement with Mr. Charles G. Betty which was renewed for an additional year in December 1997. Under this agreement, during 1997 the Company compensated Mr. Betty with a base salary of $240,000 plus a travel allowance of $8,363 for Mr. Betty and his family and such other benefits as are generally made available to other senior executives of the Company. The agreement further entitles Mr. Betty, upon the attainment of certain performance goals, to an annual bonus of up to $75,000. As a result of Mr. Betty's contributions not necessarily being reflected in the Company's financial performance, the Committee reconsidered the plan and in its discretion, allowed Mr. Betty to participate in the 1997 annual bonus plan that provided for a cash bonus based on achieving certain member count levels, profitability and cash flow, and awarded Mr. Betty an actual bonus of $60,621. In December 1997 the Company amended Mr. Betty's agreement to increase Mr. Betty's base salary to $300,000 for 1998.

BENEFITS

     The Company believes that it must offer a competitive benefits program to attract and retain all of its full time employees. Accordingly, the Company provides the same medical and other benefits to its executive officers that are generally available to its other employees.

LIMITATIONS ON DEDUCTIBILITY OF COMPENSATION

     Under the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Company's five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officer's overall compensation exceeds $1,000,000. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1,000,000 base. Although the Committee does not presently intend to award compensation in excess of the $1,000,000 cap, it will continue to address this issue when formulating compensation arrangements for the Company's executive officers.

                         SUBMITTED BY:  THE COMPENSATION COMMITTEE
                                        Linwood A. Lacy, Jr.
                                        Kevin M. O'Donnell
                                        Reed E. Slatkin

     THE COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE AS A RESULT OF ANY GENERAL INCORPORATION BY REFERENCE OF IN THE COMPANY'S 1997 ANNUAL REPORT TO STOCKHOLDERS OR ITS REPORT ON FORM 10-K.

STOCK PERFORMANCE GRAPH

     The following indexed line graph indicates the Company's total return to stockholders from January 22, 1997, the date on which the Company's Common Stock began trading on the Nasdaq National Market, to December 31, 1997, as compared to the total return for the Nasdaq Stock Market - US Index and the Nasdaq Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on January 22, 1997, in each of the Company's Common Stock and each index and also assume dividend reinvestment.

                                       [GRAPH]

--------------------------------------------------------------------------------
                                   1-22-97  3-31-97  6-30-97   9-30-97  12-31-97
--------------------------------------------------------------------------------
EarthLink Network, Inc.             $100     $96      $100      $144     $198
--------------------------------------------------------------------------------
Nasdaq Stock Market - US Index      $100     $88      $104      $122     $114
--------------------------------------------------------------------------------
Telecommunications Index            $100     $89      $112      $130     $141
--------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth information concerning (i) those persons known by management of the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) the directors of the Company, (iii) the officers named in the Summary Compensation Table included elsewhere herein and
(iv) all directors and officers of the Company as a group. Except as otherwise indicated in the footnotes below, such information is provided as of March 31, 1998. According to rules adopted by the SEC, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.

                                             AMOUNT AND NATURE OF    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNERS (1)    BENEFICIAL OWNERSHIP       CLASS
-----------------------------------------    --------------------       -----
Sky D. Dayton. . . . . . . . . . . . . . .      1,637,500(2)            13.5%
Reed E. Slatkin. . . . . . . . . . . . . .      1,237,047(3)            10.2



Kevin M. O'Donnell . . . . . . . . . . . .      1,134,739(4)             9.3
Sidney Azeez . . . . . . . . . . . . . . .        590,636(5)             4.9
John W. Sidgmore . . . . . . . . . . . . .        401,515(6)             3.3
Charles G. Betty . . . . . . . . . . . . .        143,299(7)             1.2
Linwood A. Lacy, Jr. . . . . . . . . . . .         78,066(8)               *
Robert M. Kavner . . . . . . . . . . . . .         44,009(9)               *
Paul McNulty . . . . . . . . . . . . . . .           504(10)               *
Brinton O.C. Young . . . . . . . . . . . .        67,500(11)               *
Grayson L. Hoberg. . . . . . . . . . . . .         5,000(12)               *
David R. Tommela . . . . . . . . . . . . .         3,000(13)               *
Dr. Richard D. Edmiston. . . . . . . . . .        11,875(14)               *
Quantum Industrial Partners LDC. . . . . .     1,523,180(15)            12.6
Storie Partners, L.P (16). . . . . . . . .       696,950(16)             5.8
Sprint Corporation . . . . . . . . . . . .           (17)                (17)
All directors and officers as
   a group (13 persons). . . . . . . . . .     5,354,690(18)            42.1
-----------

(1) Except as otherwise indicated by footnote, the named person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2) Includes options to purchase 137,500 shares of Common Stock. Mr. Dayton's address is that of the Company.

(3)   Includes (i) warrants to purchase 182,500 shares of Common Stock and
      (ii) 12,074 shares of Common Stock held in trust for Mr. Slatkin's minor children. Mr. Slatkin's address is 890 N. Kellog Avenue, Santa Barbara, California 93111.

(4) Includes (i) 7,538 shares of Common Stock and options to purchase an additional 87 shares of Common Stock held by Mr. O'Donnell's son, and
      (ii) warrants to purchase 182,500 shares of Common Stock. Mr. O'Donnell disclaims beneficial ownership of the shares of Common Stock held by his son and the shares of Common Stock issuable upon exercise of options held by his son. Mr. O'Donnell's address is 9933 Beverly Grove Drive, Beverly Hills, California 90210.

(5) Includes (i) 347,085 shares of Common Stock held by Mr. Azeez's family and (ii) warrants to purchase 6,667 shares of Common Stock. The address of Mr. Azeez is c/o Unitel Cellular Communications Systems, Bayport One, Suite 400, West Atlantic City, New Jersey 08232.

(6) Mr. Sidgmore is Chief Executive Officer and a director of UUNET Technologies, Inc. ("UUNET") and shares voting and investment power with the other UUNET directors. The business address of Mr. Sidgmore is:
      3060 Williams Drive, Fairfax, Virginia  22031.

(7)   Includes (i) options to purchase 101,250 shares of Common Stock and
      (ii) 2,049 shares of Common Stock held by Mr. Betty's father-in-law and mother-in-law of which Mr. Betty disclaims beneficial ownership.

(8)   Includes options to purchase 20,000 shares of Common Stock.

(9) Includes warrants to purchase 3,334 shares of Common Stock and options to purchase 20,000 shares of Common Stock.

(10)  Includes warrants to purchase 50 shares of Common Stock.

(11)  Includes options to purchase 47,500 shares of Common Stock.

(12)  Represents options to purchase 5,000 shares of Common Stock.

(13)  Represents options to purchase 3,000 shares of Common Stock.

(14)  Includes options to purchase 1,875 shares of Common Stock.

(15) Includes warrants to purchase 66,700 shares of Common Stock. Quantum Industrial Partners LDC ("Quantum Industrial") has vested investment discretion with respect to its portfolio investments, including the Common Stock, in Soros Fund Management ("SFM"), a sole proprietorship of Mr. George Soros. Mr. Soros may be deemed to be the beneficial owner of the Common Stock held by Quantum Industrial. The shares shown exclude 214,545 shares of Common Stock and warrants to purchase 23,600 shares of Common Stock held directly by Mr. Soros and 45,455 shares of Common Stock and warrants to purchase 5,000 shares of Common Stock held by trusts established for the benefit of certain children of Mr. Soros. The shares shown also exclude 36,817 shares of Common Stock and warrants to purchase 3,925 shares of Common Stock held by certain managing directors and other employees of SFM, of which Mr. Soros disclaims beneficial ownership. The business address of Quantum Industrial is: c/o Curacao Company N.V., Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles.

(16) The business address of Storie Partners L.P. is: c/o Mr. Steve Ledger, One Bush Street, Suite 1350, San Francisco, California 94104.

(17) 4,783,411 shares of Common Stock beneficially owned representing 30.8 percent of the class. Includes 1,250,000 shares of Common Stock to be acquired pursuant to the Offer and 3,533,411 shares of Common Stock into which Sprint's 4,102,941 shares of Convertible Preferred Stock would have been convertible on the Closing Date of the Offer. In addition, Sprint may be deemed to be a member of a group with certain Company stockholders who are parties to the Agreement to Vote and Tender Stock covering 3,989,114 Shares, and a member of a group with certain other Company stockholders who are parties to the Agreement to Vote covering 2,950,382 Shares, and thus may be viewed as sharing voting and dispositive power over those Shares for these purposes. As a result of membership in such groups, for purposes hereof, Sprint may be deemed to share beneficial ownership of an aggregate of 6,939,496 Shares (representing 61.4% of the outstanding Shares) of Common Stock subject to such agreements. Sprint may also be deemed to be a member of a group with certain stockholders in those two groups who are parties to the Stockholders' Agreement covering a total of 5,394,996 Shares included among the above number of Shares. Sprint's address is 2330 Shawnee Mission Parkway, Westwood, Kansas 66205. See "Business - Sprint Transaction."

(18) Includes (i) options and warrants to purchase 711,176 shares of Common Stock, (ii) 368,746 shares of Common Stock owned by family members or affiliates of certain members of the group, and (iii) options and warrants held by family members or affiliates of certain members of the group to purchase 87 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     In addition to the transaction described under "Compensation Committee Interlocks and Insider Participation," the following transactions are required to be disclosed under the rules of the SEC:

     John W. Sidgmore, a member of the Company's Board of Directors, also serves as a director and as President and Chief Executive Officer of UUNET Technologies, Inc. ("UUNET") and as a director and Vice Chairman and Chief Operations Officer of UUNET's corporate parent, WorldCom. UUNET is the Company's primary provider of Internet dial-up points of presence ("POPs") capacity. In connection with the Company's and UUNET's execution of a new network services agreement in May 1996, the Company issued warrants to UUNET to purchase 10,000 shares of Common Stock having an exercise price of $20.00 per share which were exercised on March 31, 1998.

     In connection with an amendment to the Company's network services agreement with UUNET, the Company issued a $5.0 million, one-year promissory note to UUNET and filled a vacancy on the Board of Directors with a designate of UUNET, John W. Sidgmore. EarthLink paid UUNET approximately $21.9 million in 1997 for network services and interest. Pursuant to the terms of this financing, UUNET converted all principal and accrued and unpaid interest into 391,515 shares of Common Stock on March 31, 1998.

     The Company believes that the foregoing transactions were on terms no less favorable to the Company than could be obtained from unaffiliated parties. It is the Company's current policy that all transactions by the Company with officers, directors, more than five percent stockholders and their affiliates will be entered into only if such transactions are approved by a majority of disinterested independent directors and are on terms such directors believe are no less favorable to the Company than could be obtained from unaffiliated parties.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

 3.1 Amended and Restated Certificate of Incorporation incorporated by reference to (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 - File No. 333-15781).

 3.2      Bylaws (incorporated by reference to Exhibit 3.2 to the Company's
          Registration Statement on Form S-1 - File No. 333-15781).

 4.1 See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining rights of holders of Common Stock.

 4.2 Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 - File
          No. 333-15781).

 4.3 Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 - File
          No. 333-15781).

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

 10.5 Master Lease Agreement, dated September 1, 1995, between the Company and LINC Capital Management (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 -
          File No. 333-15781).

 10.6     Netscape Communications Corporation Internet Service Provider
          Navigator Distribution Agreement dated May 31, 1996, between the
          Company and Netscape Communications Corporation (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 - File No. 333-15781).
          (a) Amendment No. 1 to Netscape Communications Corporation Internet
          Service Provider Agreement  (incorporated by reference to
          Exhibit 10.6(a) to the Company's Registration Statement on Form S-1 -
          File No. 333-15781).
          (b) Amendment No. 2 to Netscape Communications Corporation Internet
          Service Provider Agreement incorporated by reference to (Exhibit 10.6(b) to the Company's Registration Statement on Form S-1 -
          File No. 333-15781).

 10.7     Network Services Agreement dated May 31, 1996, between the Company and
          UUNET Technologies, Inc. incorporated by reference to (Exhibit 10.7 to the Company's Registration Statement on Form S-1 - File No.
          333-15781).
          (a) Addendum No. 1 to Network Services Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-1 - File No. 333-15781).

 10.8 Software Distribution Agreement (MacTCP), dated October 2, 1995, between the Company and Apple Computer, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 - File No. 333-15781).

 10.9     Employment Agreement, dated January 15, 1996, between the Company and
          Charles G. Betty (incorporated by reference to Exhibit 10.9 to the
          Company's Registration Statement on Form S-1 - File No. 333-15781).

          (a)  Amendment to Employment Agreement - filed herewith
          (b)  First Amendment to Employment Agreement - filed herewith
          (c)  Second Amendment to Employment Agreement - filed herewith



 10.10    Standard Industrial/Commercial Multi-Tenant Lease, dated December 1,
          1995, between the Company and Becton, Dickinson (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 - File No. 333-15781).


 10.11 Business Loan Agreement, dated June 15, 1995, and Promissory Note in the original principal amount of $250,000 between the Company and California United Bank (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 - File
          No. 333-15781).

 10.12    Production and Distribution Agreement, dated May 6, 1996, between the
          Company and National Media Corporation (incorporated by reference to
          Exhibit 10.16 to the Company's Registration Statement on Form S-1 -
          File No. 333-15781).
          (a) Amendment No. 1 to Production and Distribution Agreement
          (incorporated by reference to Exhibit 10.16(a) to the Company's
          Registration Statement on Form S-1 - File No. 333-15781).

 10.13    Internet Wizard Sign-Up Agreement between the Company and Microsoft
          Corporation, dated August 16, 1996 (incorporated by reference to
          Exhibit 10.19 to the Company's Registration Statement on Form S-1 -
          File No. 333-15781).

 10.14    Network Access Agreement between the Company and PSINet, Inc., dated
          July 22, 1996 and Amendment No. 1 to Network Access Agreement
          (incorporated by reference to Exhibit 10.20 to the Company's
          Registration Statement on Form S-1 - File No. 333-15781).

 10.15    Office Lease by and between The Mutual Life Insurance Company of New
          York, as Landlord, and the Company, as Tenant, dated September 20,
          1996 (incorporated by reference to Exhibit 10.21 to the Company's
          Registration Statement on Form S-1 - File No. 333-15781).

 10.16    Standard Office Lease  by and between Glen Feliz Properties, as
          Landlord, and the Company, as Tenant, dated July 2, 1996 (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 - File No. 333-15781).

10.17     Amended and Restated Note Purchase Agreement between the Company and
          UUNET Technologies, Inc., dated October 31, 1996 (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 - File No. 333-15781).
          (a) $5,000,000 Convertible Note (incorporated by reference to Exhibit
          10.23(a) to the Company's Registration Statement on Form S-1 - File
          No. 333-15781).
          (b) Addendum to Amended and Restated Registration Rights Agreement
          (incorporated by reference to Exhibit 10.23(c) to the Company's
          Registration Statement on Form S-1 - File No. 333-15781).

 10.18    Amended and Restated Convertible Securities Vesting Plan

 10.19    Key Employee Compensation Continuation Plan

          (a)  Amendment to Key Employee Compensation Continuation Plan



 23.1 Consent of Price Waterhouse LLP, independent accountants - filed herewith.

 27.1     Financial Data Schedule.

 99.1     Registration Rights Agreement, dated as of February 10, 1998, among
          Dolphin, Inc., a Delaware corporation, Sprint Corporation, a Kansas corporation, and Sprint Communications Company L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on February 10, 1998).

 99.2     Stockholders' Agreement, dated as of February 10, 1998, among
          EarthLink Network, Inc., a Delaware corporation, Dolphin, Inc., a
          Delaware corporation, Sprint Corporation , a Kansas corporation,
          Sprint Communications Company L.P., a Delaware limited partnership, and the persons identified on Schedule I thereto (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on February
          10, 1998).

 99.3     Agreement to Vote Stock, dated as of February 10, 1998, among the
          Granting Stockholders named on Schedule A thereto, Sprint Corporation, a Kansas corporation and Sprint Communications Company L.P., a
          Delaware limited partnership (incorporated by reference to Exhibit
          99.3 to the Company's Form 8-K filed on February 10, 1998).






 99.4 Agreement to Vote and Tender Stock, dated as of February 10, 1998, among the Granting Stockholders named on Schedule A thereto, Sprint
          Corporation, a Kansas corporation and Sprint Communications Company,
          L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.4 to the Company's Form 8-K filed on February 10, 1998).

                                      SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on the 27th day of April, 1998.

                                        EARTHLINK NETWORK, INC.

                                        By:   /s/ GRAYSON L. HOBERG
                                           ---------------------------
                                             Grayson L. Hoberg
                                             Chief Financial Officer, Vice
                                             President Finance and
                                             Administration

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment to Form 10-K has been signed by the following persons in the capacities indicated below on the 27th day of April, 1998.

            SIGNATURE                                        TITLE
            ---------                                        -----

/s/ SKY D. DAYTON*              Chairman of the Board of Directors
------------------
Sky D. Dayton

/s/ CHARLES G. BETTY*           President, Chief Executive Officer and Director
---------------------           (Principal Executive Officer)
Charles G. Betty

/s/ GRAYSON L. HOBERG           Chief Financial Officer (Principal Financial
---------------------           and Accounting Officer)
Grayson L. Hoberg

/s/ SIDNEY AZEEZ*               Director
-----------------
Sidney Azeez

/s/ ROBERT M. KAVNER*           Director
---------------------
Robert M. Kavner

/s/ LINWOOD A. LACY, JR*.       Director
-------------------------
Linwood A. Lacy, Jr.

/s/ KEVIN M. O'DONNELL*         Director
-----------------------
Kevin M. O'Donnell

/s/ JOHN W. SIDGMORE*           Director
---------------------
John W. Sidgmore

/s/ REED E. SLATKIN*            Director
--------------------
Reed E. Slatkin

/s/ PAUL MCNULTY*               Director
-----------------
Paul McNulty

* By:/s/ GRAYSON L. HOBERG
     ---------------------
         Grayson L. Hoberg
         Attorney-in-Fact

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

 3.1 Amended and Restated Certificate of Incorporation incorporated by reference to (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 - File No. 333-15781).

 3.2      Bylaws (incorporated by reference to Exhibit 3.2 to the Company's
          Registration Statement on Form S-1 - File No. 333-15781).

 4.1 See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining rights of holders of Common Stock.

 4.2 Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 - File No.
          333-15781).

 4.3 Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 - File No.
          333-15781).

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

          (a) Amendment No. 1 to Netscape Communications Corporation Internet
          Service Provider Agreement  (incorporated by reference to Exhibit
          10.6(a) to the Company's Registration Statement on Form S-1 - File
          No. 333-15781).
          (b) Amendment No. 2 to Netscape Communications Corporation Internet
          Service Provider Agreement incorporated by reference to (Exhibit 10.6(b) to the Company's Registration Statement on Form S-1 -
          File No. 333-15781).

 10.7     Network Services Agreement dated May 31, 1996, between the Company and
          UUNET Technologies, Inc. incorporated by reference to (Exhibit 10.7 to the Company's Registration Statement on Form S-1 - File
          No. 333-15781).

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

 10.9     Employment Agreement, dated January 15, 1996, between the Company and
          Charles G. Betty (incorporated by reference to Exhibit 10.9 to the
          Company's Registration Statement on Form S-1 - File No. 333-15781).

          (a) Amendment to Employment Agreement - filed herewith
          (b) First Amendment to Employment Agreement - filed herewith
          (c) Second Amendment to Employment Agreement - filed herewith

 10.10    Standard Industrial/Commercial Multi-Tenant Lease, dated December 1,
          1995, between the Company and Becton, Dickinson (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 - File No. 333-15781).

 10.11 Business Loan Agreement, dated June 15, 1995, and Promissory Note in the original principal amount of $250,000 between the Company and California United Bank (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 - File No.
          333-15781).

 10.12    Production and Distribution Agreement, dated May 6, 1996, between the
          Company and National Media Corporation (incorporated by reference to
          Exhibit 10.16 to the Company's Registration Statement on Form S-1 -
          File No. 333-15781).
          (a) Amendment No. 1 to Production and Distribution Agreement
          (incorporated by reference to Exhibit 10.16(a) to the Company's
          Registration Statement on Form S-1 - File No. 333-15781).

 10.13    Internet Wizard Sign-Up Agreement between the Company and Microsoft
          Corporation, dated August 16, 1996 (incorporated by reference to
          Exhibit 10.19 to the Company's Registration



          Statement on Form S-1 - File No. 333-15781).

 10.14    Network Access Agreement between the Company and PSINet, Inc., dated
          July 22, 1996 and Amendment No. 1 to Network Access Agreement
          (incorporated by reference to Exhibit 10.20 to the Company's
          Registration Statement on Form S-1 - File No. 333-15781).

 10.15    Office Lease by and between The Mutual Life Insurance Company of New
          York, as Landlord, and the Company, as Tenant, dated September 20,
          1996 (incorporated by reference to Exhibit 10.21 to the Company's
          Registration Statement on Form S-1 - File No. 333-15781).

 10.16    Standard Office Lease  by and between Glen Feliz Properties, as
          Landlord, and the Company, as Tenant, dated July 2, 1996 (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 - File No. 333-15781).

 10.17    Amended and Restated Note Purchase Agreement between the Company and
          UUNET Technologies, Inc., dated October 31, 1996 (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 - File No. 333-15781).
          (a) $5,000,000 Convertible Note (incorporated by reference to
          Exhibit 10.23(a) to the Company's Registration Statement on Form S-1 -
          File No. 333-15781).
          (b) Addendum to Amended and Restated Registration Rights Agreement
          (incorporated by reference to Exhibit 10.23(c) to the Company's
          Registration Statement on Form S-1 - File No. 333-15781).

 10.18    Amended and Restated Convertible Securities Vesting Plan

 10.19    Key Employee Compensation Continuation Plan

          (a) Amendment to Key Employee Compensation Continuation Plan

 23.1 Consent of Price Waterhouse LLP, independent accountants - filed herewith.

 27.1     Financial Data Schedule.

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