Form 10-K/A
period 1997-12-31
EARTHLINK NETWORK INC
filed 1998-05-13
CIK 1015580

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 31, 1998 was $259,997,857.
There were 11,997,884 shares of Common Stock outstanding as of March 31, 1998.

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

 10.18    Amended and Restated Convertible Securities Vesting Plan

 10.19    Key Employee Compensation Continuation Plan

          (a) Amendment to Key Employee Compensation Continuation Plan

 10.24    EarthLink Network, Inc. 1995 Stock Option Plan and Form of Stock
          Option Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of EarthLink Network, Inc. -
          File No. 333-15781).

 10.25    EarthLink Network, Inc. Amended and Restated Stock Option Plan for
          Directors (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of EarthLink Network, Inc. -
          File No. 333-15781).

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

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------

EARTHLINK NETWORK, INC.

Report of Independent Accountants..........................................................................        F-2

Balance Sheet as of December 31, 1996 and 1997.............................................................        F-3

Statement of Operations for the three years ended December 31, 1997........................................        F-4

Statement of Stockholders' Equity (Deficit) for the three years ended December 31, 1997....................        F-5

Statement of Cash Flows for the three years ended December 31, 1997........................................        F-6

Notes to Financial Statements..............................................................................        F-7

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

PRICE WATERHOUSE LLP

Costa Mesa, California
January 29, 1998

                            EARTHLINK NETWORK, INC.

                                 BALANCE SHEET

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
Current assets:
  Cash and cash equivalents...............................................................  $    3,993  $   16,450
  Restricted short-term investment........................................................       1,087       1,250
  Accounts receivable, net of allowance of $781,000 and $165,000 at December 31, 1996 and
    1997, respectively....................................................................       1,725       2,520
  Prepaid expenses........................................................................         885       1,109
  Other assets (Note 5)...................................................................       1,383         753
                                                                                            ----------  ----------
      Total current assets................................................................       9,073      22,082
Other long-term assets (Note 5)...........................................................         329         449
Property and equipment, net (Notes 1 and 4)                                                     17,401      23,398
Intangibles, net (Notes 3, 6 and 9).......................................................         316         958
                                                                                            ----------  ----------
                                                                                            $   27,119  $   46,887
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                   LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                  AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable..................................................................  $   11,207  $    6,472
  Accrued payroll and related expenses....................................................       1,469       2,316
  Other accounts payable and accrued liabilities..........................................       2,061       3,717
  Current portion of capital lease obligations (Note 11)..................................       3,582       7,112
  Notes payable (Note 7)..................................................................       7,950       9,387
  Deferred revenue........................................................................       2,010       3,590
                                                                                            ----------  ----------
      Total current liabilities                                                                 28,279      32,594
Long-term debt (Note 11)..................................................................       6,088       8,218
                                                                                            ----------  ----------
      Total liabilities...................................................................      34,367      40,812
Commitments and contingencies (Note 11)
Mandatorily redeemable convertible preferred stock (Note 8)...............................      14,013          --
Stockholders' equity (deficit)
  Preferred stock, $0.01 par value, 10,000,000 shares authorized, 2,727,273 and nil shares
    outstanding as redeemable preferred stock (Note 8)....................................      --              --
Common stock, $0.01 par value, 50,000,000 shares authorized, 6,022,724 and 11,250,372
shares issued and outstanding (Note 8)....................................................          60         112
  Additional paid-in capital..............................................................      14,236      70,942
  Warrants to purchase common stock (Note 9)..............................................         599       1,093
  Accumulated deficit.....................................................................     (36,156)    (66,072)
                                                                                            ----------  ----------
      Total stockholders' equity (deficit)................................................     (21,261)      6,075
                                                                                            ----------  ----------
                                                                                            $   27,119  $   46,887
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC

                            STATEMENT OF OPERATIONS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1995        1996        1997
                                                                                 ---------  ----------  ----------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                                                             AMOUNTS)
Revenues:
  Recurring revenues...........................................................  $   2,422  $   26,879  $   72,943
  Other revenues...............................................................        606       5,624       6,231
                                                                                 ---------  ----------  ----------
    Total revenues.............................................................      3,028      32,503      79,174
Operating costs and expenses:
  Cost of recurring revenues...................................................      1,055      18,462      37,974
  Cost of other revenues.......................................................        349       2,699       3,401
  Sales and marketing..........................................................      3,711      15,258      21,020
  General and administrative...................................................      2,062      10,534      14,333
  Operations and member support................................................      1,869      15,808      30,900
                                                                                 ---------  ----------  ----------
                                                                                     9,046      62,761     107,628
                                                                                 ---------  ----------  ----------
  Loss from operations.........................................................     (6,018)    (30,258)    (28,454)
  Interest expense.............................................................       (136)     (1,041)     (2,099)
  Interest income..............................................................         34         150         637
                                                                                 ---------  ----------  ----------
    Net loss...................................................................  $  (6,120) $  (31,149) $  (29,916)
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

Basic and diluted net loss per share (Note 1)..................................  $   (1.59) $    (5.13) $    (2.99)
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
Weighted average shares outstanding (Note 1)...................................      3,837       6,069      10,001
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

   The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                        TOTAL
                                                         COMMON STOCK       ADDITIONAL                              SHAREHOLDERS'
                                                    ----------------------    PAID-IN     WARRANTS    ACCUMULATED       EQUITY
                                                     SHARES      AMOUNT       CAPITAL      ISSUED       DEFICIT       (DEFICIT)
                                                    ---------  -----------  -----------  -----------  ------------  --------------
                                                                                    (IN THOUSANDS)
Balance at December 31, 1994......................      2,941   $      29    $     147    $      69    $     (148)    $       97
Issuance of Common Stock..........................      2,116          22        6,236       --            --              6,258
Reclassification of S Corporation accumulated
 deficit..........................................     --          --           (1,261)      --             1,261         --
Warrants issued for lease guarantee (Note 9)......     --          --           --               50        --                 50
Warrants issued for non-competition agreement
 (Note 9).........................................     --          --           --                5        --                  5
Net loss..........................................     --          --           --           --            (6,120)        (6,120)
                                                    ---------       -----   -----------  -----------  ------------  --------------
Balance at December 31, 1995......................      5,057          51        5,122          124        (5,007)           290
Issuance of Common Stock..........................        923           9        8,651       --            --              8,660
Issuance of Common Stock for services.............         43      --              463       --            --                463
Warrants issued in connection with equipment
 leases and other financings (Note 9).............     --          --           --              475        --                475
Net loss..........................................     --          --           --           --           (31,149)       (31,149)
                                                    ---------       -----   -----------  -----------  ------------  --------------
Balance at December 31, 1996......................      6,023          60       14,236          599       (36,156)       (21,261)
Initial Public Offering, net of expenses..........      2,000          20       22,766                                    22,786
Conversion of redeemable preferred stock into
 common stock.....................................      1,364          13       14,000       --            --             14,013
Conversion of debt to common stock................         56      --              725       --            --                725
Underwriters over-allotment.......................        285           3        3,437       --            --              3,440
Issuance of common stock in connection with
 Private Placement................................      1,460          15       15,394       --            --             15,409
Issuance of Common Stock pursuant to exercise of
 stock options....................................         62           1          384       --            --                385
Warrants issued in exchange for services (Note
 9)...............................................     --          --           --              494        --                494
Net loss..........................................     --          --           --           --           (29,916)       (29,916)
                                                    ---------       -----   -----------  -----------  ------------  --------------
Balance at December 31, 1997......................     11,250   $     112    $  70,942    $   1,093    $  (66,072)    $    6,075
                                                    ---------       -----   -----------  -----------  ------------  --------------
                                                    ---------       -----   -----------  -----------  ------------  --------------

   The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC

                            STATEMENT OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                    1995        1996        1997
                                                                                  ---------  ----------  ----------

                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net loss......................................................................  $  (6,120) $  (31,149) $  (29,916)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization...............................................        305       4,153       9,377
    Provision for doubtful accounts receivable..................................     --             781        (615)
    Issuance of Common Stock in exchange for professional services..............     --              50      --
    Issuance of Common Stock in exchange for termination of consulting
      agreement.................................................................     --             413      --
    Issuance of warrants in exchange for professional services..................     --          --             494
    Increase in accounts receivable.............................................       (191)     (2,288)       (180)
    (Increase) decrease in prepaid expenses and other assets....................       (141)     (2,353)        202
    Increase (decrease) in accounts payable and accrued liabilities.............      2,292      12,373      (2,232)
    Increase in deferred revenue................................................        212       1,798       1,580
                                                                                  ---------  ----------  ----------
      Net cash used in operating activities.....................................     (3,643)    (16,222)    (21,290)
                                                                                  ---------  ----------  ----------
Cash flows from investing activities:
  Purchases of property and equipment...........................................     (2,766)    (18,774)    (14,528)
  Purchase of restricited short-term investment.................................     (1,500)     (1,087)       (200)
  Liquidation of restricted short-term investment...............................     --           1,500          37
  Purchase of member base.......................................................     --          --          (1,404)
                                                                                  ---------  ----------  ----------
      Net cash used in investing activities.....................................     (4,266)    (18,361)    (16,095)
                                                                                  ---------  ----------  ----------
Cash flows from financing activities:
  Proceeds from (payment of) line of credit                                           1,494      (1,494)      4,387
  (Payment of) proceeds from notes payable......................................        (67)      7,950      (2,225)
  Proceeds from capital lease obligations.......................................        556      11,348      10,544
  Principal payments under capital lease obligations............................        (42)     (2,191)     (4,884)
  Proceeds from issuance of mandatorily redeemable convertible preferred
    stock.......................................................................     --          14,013      --
  Proceeds from initial public offering.........................................     --          --          26,226
  Proceeds from stock options exercised.........................................     --          --             385
  Proceeds from private placements of Common Stock..............................      6,258       8,660      15,409
                                                                                  ---------  ----------  ----------
      Net cash provided by financing activities.................................      8,199      38,286      49,842
                                                                                  ---------  ----------  ----------
Net increase in cash and cash equivalents.......................................        290       3,703      12,457
Cash and cash equivalents, beginning of year....................................     --             290       3,993
                                                                                  ---------  ----------  ----------
Cash and cash equivalents, end of period........................................  $     290  $    3,993  $   16,450
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

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

                            EARTHLINK NETWORK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EQUIPMENT UNDER CAPITAL LEASE

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

ADVERTISING AND CUSTOMER ACQUISITION COSTS

    Advertising and customer acquisition costs are included in sales and marketing. Such costs are expensed as incurred. Advertising expenses were $937,000, $3.2 million and $5.1 million, respectively, for the three years ended December 31, 1997.

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

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                            EARTHLINK NETWORK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996        1997
                                                                         ---------  ----------
                                                                            (IN THOUSANDS)
Data communications equipment..........................................  $  11,464  $   17,056
Office and other equipment.............................................      6,686      12,196
Leasehold improvements.................................................        646       5,013
Construction in progress...............................................      2,841       1,901
                                                                         ---------  ----------
                                                                            21,637      36,166
Less accumulated depreciation and amortization.........................     (4,236)    (12,768)
                                                                         ---------  ----------
                                                                         $  17,401  $   23,398
                                                                         ---------  ----------
                                                                         ---------  ----------

                            EARTHLINK NETWORK, INC.

4. PROPERTY AND EQUIPMENT (CONTINUED)
    Property under capital lease, primarily data communications equipment included above, aggregated $11,904,000, and $22,448,000 at December 31, 1996 and 1997, respectively. Included in accumulated depreciation and amortization are amounts related to property under capital lease of $2,896,000 and $8,528,000 at December 31, 1996 and 1997, respectively. Depreciation expense charged to operations was $305,000, $3,924,000 and $8,531,000 in 1995, 1996, and 1997,
respectively, and included $56,000, $2,840,000 and $5,632,000, respectively, pertaining to property under capital lease.

5. OTHER ASSETS

    Other assets consist of:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1997
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Deposits...................................................................  $     409  $     789
Deferred offering costs....................................................        804     --
Inventory..................................................................        499        413
                                                                             ---------  ---------
                                                                             $   1,712  $   1,202
                                                                             ---------  ---------
                                                                             ---------  ---------

6. INTANGIBLE ASSETS

    Intangible assets consist of:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1997
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Deferred financing costs...................................................  $     347  $     430
Rights to client lists.....................................................         10      1,414
Other......................................................................        188        188
                                                                             ---------  ---------
                                                                                   545      2,032
Less accumulated amortization..............................................       (229)    (1,074)
                                                                             ---------  ---------
                                                                             $     316  $     958
                                                                             ---------  ---------
                                                                             ---------  ---------

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

    The Company has a convertible note payable to UUNET Technologies, Inc. ("UUNET"). The $5 million Convertible Note was extended one year, and as such the entire amount is due October 31, 1998, if not converted. The convertible note will become due and payable immediately if the monthly amounts payable under Company's Network Service Agreement with UUNET are less than $1.5 million during any

                            EARTHLINK NETWORK, INC.

7. NOTES PAYABLE (CONTINUED)
consecutive three months. The convertible note bears interest at 10.25% and is convertible into a maximum of 391,515 shares of Common Stock at a conversion price of $12.88 per share.

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

                            EARTHLINK NETWORK, INC.

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

                            EARTHLINK NETWORK, INC.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)
    Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and net loss per share would have been increased as follows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1996       1997
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
Net loss
  As reported.....................................................................  $   6,120  $  31,149  $  29,916
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  Pro forma.......................................................................  $   6,145  $  31,477  $  30,737
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Basic and diluted net loss per share
  As reported.....................................................................  $    1.59  $    5.13  $    2.99
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  Pro forma.......................................................................  $    1.60  $    5.19  $    3.07
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

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

                            EARTHLINK NETWORK, INC.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

WARRANTS ISSUED FOR SERVICES

    In May 1996, the Company entered into an agreement with NMC, a producer of infomercials and commercials, pursuant to which NMC agreed to produce and broadcast commercials for EarthLink's services in exchange for Warrants. Upon completion of the infomercial in April 1997 the Company issued warrants to NMC to purchase 50,000 shares of Common Stock, having an exercise price of $9.76 per share. In September 1997, the parties verbally agreed to rescind the agreement. The rescission agreement included the return of the 50,000 warrants and the cancellation of any future obligations of either party. However, the rescission agreement was never executed and thus may be considered non-operative. The fair

                            EARTHLINK NETWORK, INC.

9. STOCK OPTIONS AND WARRANTS (CONTINUED) value of the warrants, $76,000, has been recorded as prepaid advertising and will be expensed upon airing of the infomericals.

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

Following is a summary of stock option and warrant activity during the three years ended December 31, 1997:

                                                     NUMBER OF SHARES OF COMMON STOCK
                                                   ------------------------------------                  WEIGHTED
                                                   INCENTIVE                                              AVERAGE
                                                     STOCK     NON-QUALIFIED               PRICE PER     EXERCISE
                                                    OPTIONS    STOCK OPTIONS  WARRANTS       SHARE         PRICE
                                                   ----------  -------------  ---------  -------------  -----------
Balance at December 31, 1994.....................      --           --          150,000  $        1.81   $    1.81
Granted..........................................     232,500      425,000      110,330  $  0.60- 4.84   $    3.04
Forfeited........................................      --          (60,209)      --      $        0.60   $    0.60
                                                   ----------  -------------  ---------  -------------  -----------
Balance at December 31, 1995.....................     232,500      364,791      260,330  $  1.81- 4.84   $    3.00
Granted..........................................     806,250      175,000      531,317  $  1.81-20.00   $    9.14
Forfeited........................................     (10,500)      --           --      $        9.76   $    9.76
                                                   ----------  -------------  ---------  -------------  -----------
Balance at December 31, 1996.....................   1,028,250      539,791      791,647  $  1.81-11.00   $    6.91
Granted..........................................     345,625       50,000       96,000  $  1.81-20.00   $   13.42
Forfeited........................................    (211,307)      --           --      $  4.84-13.00   $    9.02
Exercised........................................     (48,957)     (14,791)      --      $  0.60-13.00   $    5.64
                                                   ----------  -------------  ---------  -------------  -----------
Balance at December 31, 1997.....................   1,113,611      575,000      887,647  $  1.81-20.00   $    8.01
                                                   ----------  -------------  ---------  -------------  -----------
                                                   ----------  -------------  ---------  -------------  -----------
Exercisable at December 31, 1997.................     299,355      208,750      836,920  $  1.81-20.00   $    7.32
                                                   ----------  -------------  ---------  -------------  -----------
                                                   ----------  -------------  ---------  -------------  -----------

    The weighted average fair values of the options granted during the three years ended December 31, 1997, were $0.69, $2.01 and $9.95, respectively. The weighted average fair values of warrants granted during the three years ended December 31, 1997, were $0.09, $1.71 and $6.98, respectively.

                            EARTHLINK NETWORK, INC.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)
Following is a summary of stock options and warrants outstanding as of December 31, 1997:

                                   WEIGHTED
                                    AVERAGE       WEIGHTED                 WEIGHTED
                                   REMAINING       AVERAGE                  AVERAGE
    RANGE OF         NUMBER       CONTRACTUAL     EXERCISE      NUMBER     EXERCISE
 EXERCISE PRICES   OUTSTANDING       LIFE           PRICE     EXERCISABLE    PRICE
-----------------  -----------  ---------------  -----------  ----------  -----------
 $ 1.81 - $ 1.81      500,000           7.32      $    1.81      350,000   $    1.81
 $ 4.84 - $ 4.84      787,630           7.98      $    4.84      409,380   $    4.84
 $ 9.76 - $11.00      879,378           8.17      $   10.40      454,508   $   10.48
 $11.50 - $19.88      299,250           9.49      $   15.21       21,137   $   12.77
 $20.00 - $20.00      110,000           8.54      $   20.00      110,000   $   20.00
                   -----------                                ----------
 $ 1.81 - $20.00    2,576,258           8.12      $    8.00    1,345,025   $    7.32
                   -----------                                ----------
                   -----------                                ----------

                            EARTHLINK NETWORK, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

    Deferred tax assets include the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Net operating loss carryforwards......................................  $   13,578  $   24,584
Deferred financing costs..............................................          88         118
Depreciation..........................................................          50         323
Accrued Liabilities...................................................         103         201
                                                                        ----------  ----------
Gross deferred tax assets.............................................      13,819      25,226
Deferred tax asset valuation allowance................................     (13,819)    (25,226)
                                                                        ----------  ----------
                                                                        $   --      $   --
                                                                        ----------  ----------
                                                                        ----------  ----------

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

    In February 1997, EarthLink commenced occupation of a 55,000 square feet in a facility located adjacent to its corporate headquarters to house the Company's data center. In June 1997, the Company amended the lease for its corporate headquarters facility. Under the amended lease the Company will

                            EARTHLINK NETWORK, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED) occupy an additional 45,000 square feet of the existing facility and deliver an irrevocable letter of credit in the amount of $450,000 to the Lessor.

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

    Minimum lease commitments under non-cancelable leases at December 31, 1997 are as follows:

YEAR ENDING                                                                                    CAPITAL    OPERATING
DECEMBER 31,                                                                                   LEASES      LEASES
                                                                                              ---------  -----------
                                                                                                  (IN THOUSANDS)
1998........................................................................................  $   8,576   $   1,898
1999........................................................................................      6,516       2,126
2000........................................................................................      3,258       1,994
2001........................................................................................        657       1,767
2002........................................................................................         91       1,897
Thereafter..................................................................................          8       8,807
                                                                                              ---------  -----------
Total minimum lease payments................................................................     19,106   $  18,489
                                                                                                         -----------
                                                                                                         -----------
Less amount representing interest...........................................................     (3,776)
                                                                                              ---------
                                                                                              ---------
Present value of future lease payments......................................................     15,330
Less current portion........................................................................      7,112
                                                                                              ---------
                                                                                              ---------
                                                                                              $   8,218
                                                                                              ---------
                                                                                              ---------

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

    Effective June 30, 1997 the Company's agreement with UUNET was amended. UUNET agreed to waive monthly revenue minimums, excess hours fees, and peak service user targets during the six months ended December 31, 1997. In return, EarthLink agreed not to invoke its early termination right prior to

                            EARTHLINK NETWORK, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

    Minimum commitments under non-cancelable network service agreements from UUNET and PSINet are as follows:

YEAR ENDING
DECEMBER 31,                                                                        IN MILLIONS
                                                                                    -----------
1998..............................................................................   $    22.8
1999..............................................................................         6.0
                                                                                         -----
Total.............................................................................   $    28.8
                                                                                         -----
                                                                                         -----

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1995       1996       1997
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Cash paid for:
Interest                                                           $      60  $   1,041  $   1,965
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Income Taxes                                                       $       1  $       1  $       1
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

13. SUBSEQUENT EVENTS

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

CONVERSION OF NOTE PAYABLE (UNAUDITED)

    On March 31, 1998, UUNET converted the $5 million Convertible Note and related accrued interest into 391,515 shares of the Company's common stock at a conversion price of $12.88 per share.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on the 13th day of May, 1998.

                                        EARTHLINK NETWORK, INC.

                                        By:   /s/ GRAYSON L. HOBERG
                                           ---------------------------
                                             Grayson L. Hoberg
                                             Chief Financial Officer, Vice
                                             President Finance and
                                             Administration

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment to Form 10-K has been signed by the following persons in the capacities indicated below on the 13th day of May, 1998.

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