Form 10-Q
period 1998-03-31
EARTHLINK NETWORK INC
filed 1998-05-15
CIK 1015580

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                            EARTHLINK NETWORK, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                    PART I

Item 1.  Condensed Financial Statements and Supplementary Data ...........    1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   11

Item 4.  Submission of Matters to a Vote of Security Holders..............   11


                                    PART II

Item 6.  Exhibits and Reports on Form 8-K.................................   11

                           EARTHLINK NETWORK, INC.
                           CONDENSED BALANCE SHEET
                                  ASSETS

                                                    December 31, 1997  March 31, 1998
                                                    -----------------  --------------
                                                        (Audited)        (Unaudited)
                                                              (in thousands)
Current assets:
 Cash and cash equivalents                                $16,450         $16,715
 Restricted short-term investment                           1,250           1,250
 Accounts receivable, net                                   2,520           2,923
 Prepaid expenses                                           1,109           1,904
 Deferred transaction costs                                     -           1,270
 Other assets                                                 753             427
                                                          -------         -------
  Total current assets                                     22,082          24,489
Other long-term assets                                        449             563
Property and equipment, net                                23,398          26,465
Intangibles, net                                              958             575
                                                          -------         -------
                                                          $46,887         $52,092
                                                          -------         -------
                                                          -------         -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                                    $6,472         $10,128
 Accrued payroll and related expenses                       2,316           2,698
 Other accounts payable and accrued liabilities             3,717           6,873
 Current portion of capital lease obligations               7,112           7,692
 Notes payable                                              9,387           5,585
 Deferred revenue                                           3,590           4,385
                                                          -------         -------
  Total current liabilities                                32,594          37,361
Long-term debt                                              8,218           8,257
                                                          -------         -------
  Total liabilities                                        40,812          45,618

Stockholders' equity:
 Common stock                                                 112             120
 Additional paid-in capital                                70,942          77,677
 Warrants to purchase common stock                          1,093           1,153
 Accumulated deficit                                      (66,072)        (72,476)
                                                          -------         -------
  Total stockholders' equity                                6,075           6,474
                                                          -------         -------
                                                          $46,887         $52,092
                                                          -------         -------
                                                          -------         -------

                 See notes to condensed financial statements

                           EARTHLINK NETWORK, INC.
                      CONDENSED STATEMENT OF OPERATIONS



                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                            1997          1998
                                                           ------        ------
                                                               (Unaudited)
                                                           (in thousands, except
                                                             per share amounts)
Revenues:

 Recurring revenues                                       $14,086        $27,270
 Other revenues                                             1,632          1,578
 Incremental revenues                                           -            392
                                                         --------       --------
  Total revenues                                           15,718         29,240

Operating costs and expenses:

 Cost of recurring revenues                                 7,955         14,506
 Cost of other revenues                                       915            705
 Sales and marketing                                        4,961          5,916
 General and administrative                                 3,502          4,513
 Operations and member support                              6,422          9,540
                                                         --------       --------
                                                           23,755         35,180
                                                         --------       --------
 Loss from operations                                      (8,037)        (5,940)
 Interest income                                              165            223
 Interest expense                                            (507)          (687)
                                                         --------       --------
  Net loss                                                $(8,379)       $(6,404)
                                                         --------       --------
                                                         --------       --------
 Basic and diluted net loss per share                     $ (0.92)       $ (0.56)
                                                         --------       --------
                                                         --------       --------
 Weighted average shares outstanding                        9,094         11,373
                                                         --------       --------
                                                         --------       --------

                  See notes to condensed financial statements

                           EARTHLINK NETWORK, INC.
                      CONDENSED STATEMENT OF CASH FLOWS


                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1997           1998
                                                        -------         ------
                                                              (Unaudited)
                                                            (in thousands)

Net cash (used in) provided by operating activities:    $(12,101)        $3,648
                                                        ---------      --------


Cash flows from investing activities:
 Purchases of property and equipment                      (4,786)        (5,664)
 Purchase of intangible assets                                  -            (9)
 Deferred transaction costs                                     -        (1,270)
                                                        ---------      --------
   Net cash (used in) provided by investing activities    (4,786)        (6,943)
                                                        ---------      --------

Cash flows from financing activities:
 (Payment of) proceeds from notes payable                  (2,225)        1,198
 Proceeds from capital lease obligations                    2,783         2,513
 Principal payments under capital lease obligations          (886)       (1,894)
 Proceeds from initial public offering                     26,371             -
 Proceeds from stock options and warrants exercised             -         1,743
                                                        ---------      --------
   Net cash provided by financing activities               26,043         3,560
                                                        ---------      --------
Net increase in cash and cash equivalents                   9,156           265
Cash and cash equivalents, beginning of period              3,993        16,450
                                                        ---------      --------
Cash and cash equivalents, end of period                  $13,149       $16,715
                                                        ---------      --------
                                                        ---------      --------






                  See notes to condensed financial statements

                            EARTHLINK NETWORK, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The condensed financial statements of EarthLink Network, Inc. ("EarthLink" or the "Company") for the three months ended March 31, 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of December 31, 1997 contained in the Company's Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at March 31, 1998 and the results of operations and the cash flows for the three month periods ended March 31, 1997 and 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

2.  NET LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares divided into net income during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company has not included potential common stock in the calculation of EPS as such inclusion would have an anti-dilutive effect.

3.  INCENTIVE STOCK OPTION PLAN

     In February 1998, the Company's 1995 Incentive Stock Option Plan was amended to increase the number of options available for grant under the plan from 1,250,000 to 1,850,000.

4. CONVERSION OF UUNET NOTE

     On March 31, 1998, the Company's $5.0 million convertible note payable to UUNET Technologies, Inc., and the related accrued interest, were converted into 391,515 shares of Common Stock, per the terms of the convertible note, at a conversion price of $12.88 per share.

                            EARTHLINK NETWORK, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


5. STRATEGIC ALLIANCE WITH SPRINT CORPORATION

     On February 11, 1998, the Company announced its long-term strategic alliance with Sprint Corporation. In connection with this alliance, Sprint has tendered to purchase approximately 1.25 million shares of EarthLink's Common Stock at $45 per share. Upon closing of this tender offer, EarthLink, by virtue of a merger with a wholly-owned acquisition subsidiary of Dolphin, Inc., will become a wholly-owned subsidiary of Dolphin, Inc. and the outstanding shares of Common Stock of EarthLink will be exchanged on a one-for-one basis with shares of common stock of Dolphin, Inc. Sprint will also receive approximately 4.1 million shares of Dolphin, Inc. Series A Convertible Preferred Stock, par value $0.01 per share, in exchange for (i) transfer to the Company of Sprint's approximately 130,000 Sprint Internet Passport subscribers, (ii) a Marketing and Distribution Agreement including a commitment by Sprint to deliver a minimum of 150,000 new subscribers per year for five years through its own channels, the right to be Sprint's exclusive provider of consumer Internet access services for at least ten years, and the right to use Sprint's brand and distribution network for at least ten years,
(iii) aggregate cash consideration of approximately $24 million, (iv) a credit facility of up to $100 million in the form of convertible senior debt and, (v) the exclusive right to use certain ports within Sprint's high-speed
data network for four years.   Dolphin, Inc. was formed solely for the
purposes of facilitating this transaction and upon consummation thereof EarthLink will change its name to EarthLink Operations, Inc. and Dolphin, Inc. will change its name to EarthLink Network, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND THE AUDITED FINANCIAL STATEMENTS AND THE NOTES THERETO.

OVERVIEW

     EarthLink Network, Inc. ("EarthLink" or the "Company") is a leading Internet service provider ("ISP") that provides reliable, nationwide Internet access and related value-added services to its individual and business members, helping them to derive meaningful benefits from the extensive resources of the Internet. The Company has experienced rapid member growth and has become one of the world's largest ISPs by enhancing its members' Internet experience through simple, rapid and reliable access to the Internet, high quality service and member support and enhanced services.

     EarthLink provides its members with a core set of features through its standard Internet service, which provides unlimited access to the Internet and several related value-added services for a flat monthly fee of $19.95. In addition, the Company offers a variety of premium services to both its individual and business members. Recurring revenues, which are generally paid for in advance with credit cards, consist of monthly fees charged to members for Internet access and other ongoing services. Access fees are recognized ratably over the period services are provided. Other revenues generally represent one-time, non-refundable set up fees and are recorded as earned. Incremental revenues are derived from leveraging the Company's member base, including online advertising, commissions from electronic commerce, and sales of certain products.

     Cost of recurring revenues principally includes telecommunications costs and depreciation expense on equipment used in network operations for ongoing member services. Included in telecommunications costs are fees paid to UUNET Technologies, Inc. ("UUNET") and PSINet, Inc. ("PSINet") for local access to their respective nationwide systems of points of presence ("POPs"). Cost of other revenues principally includes expenses related to the registration of new members, such as bounties paid to third parties for generating new members for the Company and licensing fees for software.

     The Company has experienced net losses since it commenced operations. As of March 31, 1998, the Company had an accumulated deficit of approximately $72.5 million (exclusive of $1.3 million of losses incurred from inception through June 19, 1995 which have been reclassified from accumulated deficit to common stock as a result of the Company's conversion from S Corporation to C Corporation status). The Company has noted a trend of continuing improvement in net loss and earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA losses were $6.2 million and $3.0 million, respectively, for the quarters ended March 31, 1997 and 1998. The improvement in EBITDA was primarily due to significant member growth and the Company's ability to take advantage of economies of scale to control costs and expenses. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation from, an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles. The Company expects that it will continue to incur net losses as it continues to expend substantial resources on sales and marketing to rapidly increase its member base. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

     On February 10, 1998, the Company and Sprint entered into a long-term strategic alliance. In connection with this alliance, Sprint tendered to purchase 1.25 million shares of Common Stock at $45 per share (the "Offer").
 The Company expects the closing of this offering in June of 1998, upon which, EarthLink, by virtue of a merger with a wholly-owned acquisition subsidiary of Dolphin, Inc., will become a wholly-owned subsidiary of Dolphin, Inc. and the outstanding shares of Common Stock of EarthLink will be exchanged on a one-for-one basis with shares of common stock of Dolphin, Inc. Sprint will receive approximately 4.1 million shares of Dolphin, Inc. Series A Convertible Preferred Stock, par value $0.01 per share, in exchange for (i) transfer to the Company of Sprint's approximately 130,000 Sprint Internet Passport subscribers, (ii) a Marketing and Distribution Agreement including a commitment by Sprint to deliver a minimum of 150,000 new subscribers per year for five years through its own channels, the right to be

Sprint's exclusive provider of consumer Internet access services for at least ten years, and the right to use Sprint's brand and distribution network for at least ten years, (iii) aggregate cash consideration of approximately $24 million, (iv) a credit facility of up to $100 million in the form of convertible senior debt and, (v) the exclusive right to use certain ports within Sprint's high-speed data network for four years. Dolphin, Inc. was formed solely for the purposes of facilitating this transaction and upon consummation thereof EarthLink will change its name to EarthLink Operations, Inc. and Dolphin, Inc. will change its name to EarthLink Network, Inc.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items on the Company's statements of operations for the periods indicated:


                                                          THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          --------------------
                                                            1997        1998
                                                          --------     -------

REVENUES:
  Recurring revenues                                           90%          93%
  Other revenues                                               10            6
  Incremental revenues                                         --            1
                                                             ----         ----
    Total revenues                                            100%         100%
Operating costs and expenses:
  Cost of recurring revenues                                   50           50
  Cost of other revenues                                        6            2
  Sales and marketing                                          32           20
  General and administrative                                   22           15
  Operations and member support                                41           33
                                                             ----         ----
                                                              151%         120%
                                                             ----         ----
  Loss from operations                                        (51%)        (20%)
  Interest expense                                             (3)          (3)
  Interest income                                               1            1
                                                             ----         ----
    Net loss                                                  (53%)        (22%)
                                                             ----         ----
                                                             ----         ----
EBITDA                                                        (39%)        (10%)
                                                             ----         ----
                                                             ----         ----

RECURRING REVENUES

     The Company experienced substantial growth in revenues for the quarter ended March 31, 1998 as compared to the corresponding period of 1997. Recurring revenues increased 94% from $14.1 million in the quarter ended March 31, 1997 to $27.3 million in the quarter ended March 31, 1998 due to a significant increase in the Company's member base.

OTHER REVENUES

                                                          THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------------------------
                                                               PERCENT                    PERCENT
                                                               OF OTHER                   OF OTHER
                                                   1997        REVENUES        1998       REVENUES
                                                  ------       --------      -------     ---------
                                                         (in thousands, except percentages)
Dial-up set up fees                               $1,130         69%          $  828         52%
Other set up fees and other revenues                 502         31              750         48
                                                  ------       ----           ------        ---
Total other revenues                              $1,632        100%          $1,578        100%
                                                  ------       ----           ------        ---
                                                  ------       ----           ------        ---


     Other revenues decreased 3% for the quarter ended March 31, 1998 as compared to the corresponding period of 1997 primarily as a result of the Company waiving set up fees for dial-up members acquired through certain affinity marketing partnerships due to market pressures. This resulted in a decrease in dial-up set up fees collected in the quarter ended March 31, 1998 as compared to the corresponding period of 1997. The Company expects this trend to continue for dial-up set up revenue. The decline in the dial-up set up fees was offset by increases in other set up fees and other revenues as a result of increased sales of premium services.

COST OF RECURRING REVENUES

                                                          THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------------------------
                                                            PERCENT OF                  PERCENT OF
                                                            RECURRING                   RECURRING
                                                   1997     REVENUES          1998      REVENUES
                                                  ------     ----------      -------    ----------
                                                         (in thousands, except percentages)
Recurring revenues                                $14,086       100%         $27,270       100%
Cost of recurring revenues                          7,955        56           14,506        53


     Cost of recurring revenues increased 82% during the quarter ended March 31, 1998 as compared to the corresponding period of 1997, primarily due to the increase in the Company's member base. Cost of recurring revenues was 53% of recurring revenues for the quarter ended March 31, 1998 as compared to 56% for the corresponding period of 1997. The decrease in the cost of recurring revenues as a percentage of recurring revenues was primarily due to the Company's ability to more effectively manage and thereby reduce communications costs per member and to exploit economies of scale to reduce per member costs as the total member base expanded.

COST OF OTHER REVENUES

                                                          THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------------------------
                                                             PERCENT                    PERCENT
                                                             OF OTHER                   OF OTHER
                                                   1997      REVENUES        1998       REVENUES
                                                  ------     ----------      -------    ---------
                                                         (in thousands, except percentages)
 Dial-up set up fees                              $1,130          69%         $  828           52%
 Other set up fees and other revenues                502          31             750           48
                                                  ------        ----          ------         ----
 Total other revenues                             $1,632         100%         $1,578          100%
                                                  ------        ----          ------         ----
                                                  ------        ----          ------         ----

     Cost of other revenues decreased $210,000 or 23% during the quarter ended March 31, 1998 as compared to the corresponding period of 1997. The decrease was primarily due to a reduction in royalty expense occasioned by the renewal of various contracts for licensed software under more favorable terms.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of advertising, sales commissions, salaries and the cost of promotional material. Sales and marketing expenses increased 18% from $5.0 million during the quarter ended March 31, 1997 to $5.9 million in the quarter ended March 31, 1998. The increase was primarily due to increased emphasis on marketing the Company's services, expanding sales and marketing efforts on a nationwide basis, increased sales commissions and increased marketing personnel headcount. The Company does not defer sales, marketing or other direct costs associated with the acquisition of members. These costs are expensed as incurred.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, rent, bad debt and compensation. General and administrative expenses increased 29%, from $3.5 million in the quarter ended March 31, 1997 to $4.5 million in the same period of 1998, due to increases in payroll, rent, depreciation expenses and credit card fees. The rise in payroll costs was primarily due to growth in headcount. The numbers of general and administrative employees as of March 31, 1997 and 1998 were 96 and 115, respectively. In October 1997, the Company occupied an additional 45,000 square feet of its existing corporate headquarters facility, and monthly rent increased from $45,000 to $73,000. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increase in credit card processing fees from $350,000 to $619,000 was due to the increase in the Company's member base.

OPERATIONS AND MEMBER SUPPORT

     Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as costs to register and maintain member accounts. Operations and member support expenses increased $3.1 million or 49% from $6.4 million in the quarter ended March 31, 1997 to $9.5 million in the quarter ended March 31, 1998, reflecting management's focus on retaining existing members by providing superior services and devoting significant resources to expanding technical support and network operations capabilities. The number of employees engaged in operations and member support activities was 420 and 718 at March 31, 1997 and 1998, respectively. The Company also continued to make significant investments in improving its customer services functions by investing in training programs, hardware and software. The Company intends to continue to invest in this area in the future.

INTEREST EXPENSE

     Interest expense increased from $507,000 in the quarter ended March 31, 1997 to $687,000 in the quarter ended March 31, 1998. The increase in interest expense was primarily due to increased borrowings and capital lease obligations which were incurred to finance the Company's network infrastructure and capital improvements.

INTEREST INCOME

     The increase in interest income from $165,000 in the quarter ended March 31, 1997 to $223,000 in the quarter ended March 31, 1998 was primarily due to an increase in average cash balances available for investment.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond the Company's control. These factors include the rates of, and costs associated with, new member acquisition, member retention, capital expenditures and other costs relating to the expansion of operations, including upgrading the Company's systems and infrastructure, the timing and market acceptance of new and upgraded service introductions, changes in the pricing policies of the Company and its competitors, changes in operating expenses (including telecommunications costs), the introduction of alternative technologies, the effect of potential acquisitions, increased competition in the Company's markets and other general economic factors. In addition, a significant portion of the Company's expenses are fixed; therefore, the Company's operating margins are particularly sensitive to fluctuations in revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities used was $12.1 million during the quarter ended March 31, 1997. Cash provided by operating activities was $3.6 million during the quarter ended March 31, 1998, primarily as a result of the increase in accounts payable and accrued liabilities of $7.2 million relating to network service costs.

     Cash used in investing activities has consisted primarily of capital equipment purchases for expansion. Total capital expenditures amounted to approximately $4.8 million and $5.7 million for the quarters ended March 31, 1997 and 1998, respectively. During the quarter ended March 31, 1998, the Company incurred approximately $1.3 million in specific incremental acquisition costs directly attributable to the Sprint Transaction.

     Cash provided by financing activities was approximately $26.0 million and $3.6 million during the quarters ended March 31, 1997 and 1998, respectively. In the first quarter of 1997, the Company sold 2,284,750 shares of Common Stock in its initial public offering. Net proceeds from the offering were approximately $26.4 million. Lease proceeds for the quarter ended March 31, 1998 were $2.5 million. The sale leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses are recorded. The property continues to be depreciated by the Company. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement.

     In connection with an amendment of its agreement with UUNET in October 1996, the Company issued a $5.0 million, one-year convertible promissory note to UUNET. This note, along with accrued interest, was converted into 391,515 shares of Common Stock at $12.88 per share on March 31, 1998 per the terms of the note.

     As of March 31, 1998, the Company had cash and cash equivalents of approximately $16.7 million. The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for at least the next 12 months. In addition, as a result of the Sprint Transaction (assuming the Sprint Transaction closes), EarthLink will obtain approximately $24 million in cash and have available a $25 million credit facility in the form of convertible debt financing, increasing to $100 million over a three-year period, at an interest rate of 6% per annum. The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its member base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales programs, information systems and research and development activities, the availability of hardware and software provided by third-party vendors and other factors. The timing and amount of such capital requirements cannot accurately be predicted. If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company has no commitments for any additional financing other than the $100 million line of credit from Sprint (assuming the Sprint Transaction closes), and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to the Company's stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters and may otherwise limit the Company's ability to raise additional equity capital. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations or its anticipated expansion, which could have a material adverse effect on the Company.

"SAFE HARBOR" STATEMENT

     The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the Statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities
Litigation Reform Act of 1995.   These risks
include, without limitation, (1) that the Company will not retain or grow its member base, (2) that the Company will fail to be competitive with existing and new competitors, (3) that the Sprint Transactions will fail to close, (4) that if the Sprint Transactions close, they will not be as beneficial to the Company as management anticipates, (5) that the Company will not be able to sustain its current growth, (6) that the Company will not adequately respond to technological developments impacting the Internet, and (7) that needed financing will not be available to the Company if and as needed. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included in the Company's Report on Form
10-K, as amended, for fiscal 1997 as well as the Company's other publicly filed reports and documents.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 19, 1998 the Company held a special meeting of its stockholders to approve a proposal to amend its 1995 Stock Option Plan to increase the number of shares authorized for grant thereunder from 1,250,000 to 1,850,000. The proposal passed by a vote of 8,546,034 votes for and 70,657 against the matter. There were 19,562 abstentions and no broker non-votes.

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

     10.4 First Amendment to Employment Agreement between the Company and Charles G. Betty (incorporated by reference to Exhibit
                  10.9 (b) to the Company's Report on Form 10K for the fiscal year ended December 31, 1997)

     10.5 Second Amendment to Employment Agreement between the Company and Charles G. Betty (incorporated by reference to
                  Exhibit 10.9 (c) to the Company's Report on Form 10K for the fiscal year ended December 31, 1997)

     10.6 Marketing and Distribution Agreement, dated as of February 10, 1998 among Dolphin, Inc., EarthLink Network, Inc., Sprint Corporation and Sprint Communications Company L.P. (incorporated by reference to Exhibit 10.26 of the Registration Statement on Form S-4 of Dolphin, Inc., File No. 333-52507)

      10.7 Registration Rights Agreement, dated as of February 10, 1998, among Dolphin, Inc., a Delaware corporation, Sprint Corporation, a Kansas corporation, and Sprint
                  Communications Company L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on February 10, 1998).

      10.8 Stockholders' Agreement, dated as of February 10, 1998, among EarthLink Network, Inc., a Delaware corporation, Dolphin, Inc., a Delaware corporation, Sprint Corporation, a Kansas corporation, Sprint Communications Company L.P., a Delaware limited partnership, and the persons identified on
                  Schedule I thereto (incorporated by reference to Exhibit
                  99.2 to the Company's Form 8-K filed on February 10, 1998).

      10.9 Agreement to Vote Stock, dated as of February 10, 1998, among the Granting Stockholders named on Schedule A thereto, Sprint Corporation, a Kansas corporation and Sprint Communications Company L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed on February 10, 1998).

      10.10 Agreement to Vote and Tender Stock, dated as of February 10, 1998, among the Granting Stockholders named on Schedule A thereto, Sprint Corporation, a Kansas corporation and Sprint Communications Company, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.4 to the Company's Form 8-K filed on February 10, 1998 describing the Sprint related transactions.

      27.1        Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EARTHLINK NETWORK, INC.



Date:   May 15, 1998               /s/ Charles G. Betty
        ------------               --------------------------------------------
                                   Charles G. Betty, President, Chief Executive
                                   Officer and Director


Date:   May 15, 1998               /s/ Grayson L. Hoberg
        ------------               --------------------------------------------
                                   Grayson L. Hoberg, Vice President - Finance
                                   and Administration and Chief Financial
                                   Officer


Date:   May 15, 1998               /s/ Richard A. Quiroga
        ------------               --------------------------------------------
                                   Richard A. Quiroga, Vice President,
                                   Corporate Controller